Form 10-Q
period 2018-06-30
Monopar Therapeutics
filed 2018-08-09
CIK 1645469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of August 9, 2018, is set forth below:

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated
Balance Sheets
	June 30, 2018	December 31, 2017*
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,418,610	$8,981,894
Other current assets	228,052	149,342
Total current assets	7,646,662	9,131,236

Restricted cash	800,031	800,031

Total assets	$8,446,693	$9,931,267
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$323,063	$311,867
Total current liabilities	323,063	311,867

Total liabilities	323,063	311,867
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 authorized, 9,291,421 shares issued and outstanding at June 30, 2018 and December 31, 2017	9,291	9,291
Additional paid-in capital	28,240,985	28,037,889
Accumulated other comprehensive loss	(1,579)	—
Accumulated deficit	(20,125,067)	(18,427,780)
Total stockholders’ equity	8,123,630	9,619,400
Total liabilities and stockholders’ equity	$8,446,693	$9,931,267

* Derived from the Company’s audited financial statements.

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	492,647	311,593	949,788	445,329
General and administrative	347,350	283,364	787,469	523,468
Total operating expenses	839,997	594,957	1,737,257	968,797
Loss from operations	(839,997)	(594,957)	(1,737,257)	(968,797)
Other income:
Interest and other income, net	19,058	3,519	39,970	4,442
Net loss	(820,939)	(591,438)	(1,697,287)	(964,355)
Other comprehensive income:
Foreign currency translation gain	(1,579)	—	(1,579)	—
Comprehensive loss	$(822,518)	$(591,438)	$(1,698,866)	$(964,355)
Net loss per share:
Basic and diluted	$(0.09)	$(0.07)	$(0.18)	$(0.11)
Weighted average shares outstanding:
Basic and diluted	9,291,421	8,615,621	9,291,421	8,477,967

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,697,287)	$(964,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense (non-cash)	203,096	198,090
Changes in operating assets and liabilities, net
Other current assets	(78,795)	11,073
Accounts payable and accrued expenses	11,274	138,578
Net cash used in operating activities	(1,561,712)	(616,614)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of $20,000 of issuance costs	—	2,025,042
Net cash provided by financing activities	—	2,025,042
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,572)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,563,284)	1,408,428
Cash, cash equivalents and restricted cash at beginning of period	9,781,925	2,873,004
Cash, cash equivalents and restricted cash at end of period	$8,218,641	$4,281,432

The accompanying notes are an integral
part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is an emerging biopharmaceutical company focused on developing innovative drugs and drug combinations to improve clinical outcomes in cancer patients. Monopar currently has three compounds in development: Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 3-ready, first-in-class mucoadhesive local anti-inflammatory tablet for the prevention and treatment of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; MNPR-201 (GPX-150; 5-imino-13-deoxydoxorubicin), a proprietary Phase 2 clinical stage topoisomerase II-alpha targeted analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and MNPR-101 (formerly huATN-658), a pre-IND stage humanized monoclonal antibody, which targets the urokinase plasminogen activator receptor (“uPAR”), for the treatment of advanced solid cancers.

The Company was originally formed in the State of Delaware on December 5, 2014 as a limited liability company (“LLC”) and on December 16, 2015 converted to a C Corporation in a tax-free exchange at which time the Company effected a 1 for 10 reverse stock split. All references to preferred stock and common stock authorized take into account the 1 for 10 reverse stock split. In March 2017, the Company’s Series A Preferred Stock and Series Z Preferred Stock converted into common stock at a conversion rate of 1.2 for 1 and 1 for 1, respectively, along with a concurrent common stock split of 70 for 1 which eliminated all shares of Series A Preferred Stock and Series Z Preferred Stock. All references to common stock authorized, issued and outstanding and common stock options take into account the 70 for 1 stock split.

Liquidity

The Company has incurred an accumulated loss of approximately $20.1 million as of June 30, 2018. To date, the Company has primarily funded its operations with the net proceeds from private placements of convertible preferred stock and common stock and from the cash provided in the MNPR-201 asset purchase transaction. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its minimum obligations through August 2019. The Company’s ability to fund its future operations, including the clinical development of Validive, is dependent primarily upon its ability to execute on its business strategy and obtain additional funding and/or execute collaboration research transactions. There can be no certainty that future financing or collaborative research transactions will occur.

Note 2 - Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its French branch, its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and Monopar Therapeutics Pty Ltd. its wholly-owned Australian subsidiary and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all disclosures required by GAAP for interim financial information. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product technologies, and raising capital to support and expand these activities.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2018 and December 31, 2017, the Company’s condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2018 and 2017. The condensed consolidated results of operations and cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2018 or in any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 26, 2018.

Functional Currency

The Company's consolidated functional currency is the U.S. Dollar. The Company's Australian subsidiary and French subsidiary use the Australian Dollar and European Euro, respectively, as their functional currency. At each quarter end, each foreign subsidiary's balance sheets are translated into U.S. dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive loss are translated into U.S. dollars based upon an average exchange rate during the period.

Comprehensive Loss

Comprehensive loss represents net loss plus any gains or losses not reported in the condensed consolidated statements of operations, such as foreign currency translations gains and losses that are typically reflected on a Company’s condensed consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in the financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

The Company adopted Accounting Standards Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In July 2018, the Company analyzed its minimum cash requirements through August 2019 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of June 30, 2018 and December 31, 2017 consist entirely of money market accounts.

Restricted Cash

On July 9, 2015, the Company entered into a Clinical Trial and Option Agreement (“CTOA”) with Cancer Research UK. Pursuant to the CTOA, the Company deposited $0.8 million into an escrow account to cover certain future indemnities, claims or potential termination costs incurred by Cancer Research UK. Restricted cash was $0.8 million as of June 30, 2018 and December 31, 2017. In connection with a portfolio reprioritization review, on March 21, 2018, Cancer Research UK notified us it was terminating the CTOA and would work to transfer to us the data generated under the CTOA. Once termination is completed it is expected that these funds will be released from escrow in September 2019.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include insurance premiums and software costs that are expensed monthly over the life of the contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents and restricted cash. The Company maintains cash and cash equivalents at one financial institution and restricted cash at another financial institution. As of June 30, 2018, and December 31, 2017, cash and cash equivalents and restricted cash balances at these two financial institutions were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the six months ended June 30, 2018 and year ended December 31, 2017. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2018	Level 1	Level 2	Total
Assets
Cash equivalents(1)	$7,373,758	$-	$7,373,758
Restricted cash(2)	31	800,000	800,031
Total	$7,373,789	$800,000	$8,173,789

(1)
Cash equivalents represent the fair value of the Company’s investments in a money market account at June 30, 2018.
(2)
Restricted cash represents the fair value of the Company’s investments in an $800,000 certificate of deposit and $31 in a money market account at June 30, 2018.

December 31, 2017	Level 1	Level 2	Total
Assets
Cash equivalents(1)	$8,864,288	$-	$8,864,288
Restricted cash(2)	31	800,000	800,031
Total	$8,864,319	$800,000	$9,664,319

(1)
Cash equivalents represent the fair value of the Company’s investments in a money market account at December 31, 2017.
(2)
Restricted cash represents the fair value of the Company’s investments in an $800,000 certificate of deposit and $31 in a money market account at December 31, 2017.

Net Loss per Share

Net loss per share for the three and six months ended June 30, 2018 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three and six months ended June 30, 2018 is calculated by dividing net loss by the weighted-average shares of common stock outstanding and potential shares of common stock during the period. As of June 30, 2018, potentially dilutive securities included options to purchase up to 661,429 shares of the Company’s common stock. As of June 30, 2017, potentially dilutive securities included stock options to purchase up to 555,520 shares of the Company’s common stock. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial. During the three and six months ended June 30, 2018 and 2017, the Company had no clinical trials in progress.

In-process Research and Development

In-process research and development expense represents the costs to acquire technologies to be used in research and development that have not reached technological feasibility, have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators, for technologies with no alternative use.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Collaborative Arrangements

The Company and its future collaborative partners would be active participants in collaborative arrangements and all parties would be exposed to significant risks and rewards depending on the technical and commercial success of the activities. Contractual payments to the other parties in collaboration agreements and costs incurred by the Company when the Company is deemed to be the principal participant for a given transaction are recognized on a gross basis in research and development expenses. Royalties and license payments are recorded as earned.

During the three and six months ended June 30, 2018 and 2017, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any milestone or royalty payments.

Licensing Agreements

The Company has various agreements to license technology utilized in the development of its programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2018 and 2017, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any milestone or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

Income Taxes

From December 2014 to December 16, 2015, the Company was an LLC taxed as a partnership under the Internal Revenue Code, during which period the members separately accounted for their pro-rata share of income, deductions, losses, and credits of the Company. On December 16, 2015, the Company converted from an LLC to a C Corporation. Beginning on December 16, 2015, the Company uses an asset and liability approach for accounting for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carry forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Based on the available evidence, the Company believed it was not likely to utilize its minimal deferred tax assets in the future and as a result, the Company recorded a full valuation allowance as of June 30, 2018 and December 31, 2017. The Company intends to maintain the valuation allowance until sufficient evidence exists to support their reversal. The Company regularly reviews its tax positions and for a tax benefit to be recognized, the related tax position must be more likely than not to be sustained upon examination. Any amount recognized is generally the largest benefit that is more likely than not to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2018 and 2017, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the years ended December 31, 2017 and 2016 and for the short tax period December 16, 2015 to December 31, 2015. The Company does not anticipate significant changes to its current uncertain tax positions through June 30, 2018. The Company plans on filing its tax returns for the year ending December 31, 2017 prior to the filing deadlines in all jurisdictions.

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

Stock-based compensation costs for options granted to employees and nonemployee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the current volatility of comparable public companies over the expected term. The Company selected these companies based on comparable characteristics, including market capitalization, stage of development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for options granted to date is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of consultant share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are rendered.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company has adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations for the three and six months ended June 30, 2018.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases, which has been amended by ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, generally on a straight-line basis. ASU 2016-02 will be effective for the Company in the first quarter of 2019, and early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The amendments in ASU No. 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company has accepted this ASU and determined it does not have a material impact on its financial condition and results of operations for the six months ended June 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations for the three and six months ended June 30, 2018.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, convertible preferred shares, and convertible debt instruments issued by private companies and development-stage public companies. This new ASU requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The provisions of this new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10). For public business entities, ASU 2018-03 is effective for fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018. The Company has early adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations for the three and six months ended June 30, 2018.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU amends certain SEC material on Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act. ASU 2018-05 is effective upon inclusion in the FASB Codification. The Company has adopted this ASU and determined it does not have a material impact on its financial condition and results of operations for the six months ended June 30, 2018.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.

Note 3 - Capital Stock

On December 16, 2015, the Company converted from an LLC to a C Corporation at which time the Company effected a 1 for 10 reverse stock split. All references to preferred stock and common stock authorized take into account the 1 for 10 reverse stock split. In March 2017, the Company’s Series A Preferred Stock and Series Z Preferred Stock converted to common stock at a conversion rate of 1.2 for 1 and 1 for 1, respectively, along with a simultaneous common stock split of 70 for 1 and the elimination all shares of Series A Preferred Stock and Series Z Preferred Stock (collectively, the “Conversion”). 100,000 shares of Series Z Preferred Stock were converted into 7,000,000 shares of common stock and 15,894 shares of Series A Preferred Stock were converted into 1,335,079 shares of common stock. All references to common stock authorized, issued and outstanding and common stock options take into account the 70 for 1 stock split.

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

Contribution to Capital

In August 2017, the Company’s largest stockholder, Tactic Pharma, LLC (“Tactic Pharma”), surrendered 2,888,727 shares of common stock back to the Company as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in Monopar from 79.5% to 69.9%.

Sales of Common Stock

Pursuant to an active private placement memorandum, during the period from July 1, 2017 through September 30, 2017, Monopar sold 448,834 shares of common stock at $6 per share for proceeds of approximately $2.7 million. This financing closed on September 30, 2017.

Issuance of Common Stock

In August 2017, the Company issued 3,055,394 shares of its common stock in exchange for cash and intellectual property related to MNPR-201.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

As of June 30, 2018, the Company had 9,291,421 shares of common stock issued and outstanding. The Company no longer has any shares of preferred stock authorized or outstanding.

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

In December 2016, the Board of Directors granted to the Company’s acting chief medical officer stock options to purchase up to 7,000 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock.

In February 2017, the Board of Directors granted to certain Board members and the Company’s acting chief financial officer stock options to purchase up to an aggregate 275,520 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock. In September 2017, the Board of Directors represented by the designated Plan Administrator, granted options to purchase up to 21,024 shares of common stock to each of the three new Board members and in November 2017, the Company granted options to purchase up to 40,000 shares of common stock to an employee. These Board and employee options have an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

In January 2018, the Company granted options to purchase up to 32,004 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. In May 2018, the Company granted options to purchase up to 5,000 shares of common stock to an employee, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

Stock option activity under the Plan was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price
Balances at January 1, 2017	420,000	280,000	$0.001
Option pool increase(1)	900,000
Granted(2)	(378,592)	378,592	1.63
Forfeited	—	—	—
Exercised	—	—	—
Balances at December 31, 2017	941,408	658,592	0.94
Granted(3)	(37,004)	37,004	6.00
Forfeited(4)	34,167	(34,167)	6.00
Exercised	—	—	—
Balances at June 30, 2018	938,571	661,429	0.96

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

(3)
32,004 options vest as follows: options to purchase up to 12,000 shares of common stock vest on the grant date, options to purchase up to 1,667 shares of common stock vest on the 1st of each month thereafter. 5,000 options vest 6/48ths on the grant date and 1/48th per month thereafter.

(4)
Options forfeited as a result of an employee termination.

A summary of options outstanding as of June 30, 2018 is shown below:

Exercise Prices	Number of Shares subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	8.2 years	371,840	8.0 years
$6.00	105,909	9.3 years	43,228	9.4 years
	661,429		415,068

During the three months ended June 30, 2018 and 2017, the Company recognized $26,362 and $0, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $36,978 and $0, respectively, as research and development expenses. During the six months ended June 30, 2018 and 2017, the Company recognized $52,514 and $0, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $76,726 and $0, respectively, as research and development expenses. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor non-employee directors. Stock-based compensation expense for consultants for the three and six months ended June 30, 2018 was $25,230 and $73,856, respectively, which was recorded as research and development expenses. Stock-based compensation expense for consultants for the three months ended June 30, 2017 was $198,090, of which $40,314 was recorded as general and administrative, and $157,776 as research and development expenses; and for the six months ended June 30, 2017 was $198,090, of which $40,314 was recorded as general and administrative, and $157,776 as research and development expenses.

The fair value of options granted from inception to June 30, 2018 was based on the Black-Scholes option-pricing model assuming the following factors: 5.3 to 6.1 years expected term, 57% volatility, 1.2% to 2.8% risk free interest rate and zero dividends. The expected term for options granted to date is estimated using the simplified method. For the three months ended June 30, 2018 and 2017: the weighted average grant date fair value was $3.30 and $0.0005 per share, respectively; and the fair value of shares vested was $79,310 and nominal, respectively. For the six months ended June 30, 2018 and 2017: the weighted average grant date fair value was $3.30 and $0.0005 per share, respectively; and the fair value of shares vested was $145,884 and nominal, respectively. At June 30, 2018, the aggregate intrinsic value was approximately $3.3 million of which approximately $2.2 million was vested and approximately $1.1 million is expected to vest and the weighted average exercise price in aggregate was $0.96 which includes $0.62 for fully vested stock options and $1.53 for stock options expected to vest. At June 30, 2018, unamortized unvested balance of stock based compensation was approximately $0.6 million to be amortized over 3.4 years.

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

The Company plans to internally develop Validive with the near-term goal of commencing a Phase 3 clinical development program, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds to support the further development of Validive.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of June 30, 2018, the Company has not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Note 6 - Related Party Transactions

During the three and six months ended June 30, 2018 and 2017, the Company was advised by four members of its Board of Directors, who were Managers of the LLC prior to the Company’s conversion to a C Corporation. The four former Managers are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of June 30, 2018). Three of the former Managers are also Managing Members of Tactic Pharma the Company’s largest and controlling stockholder (beneficially owning 46% of the Company at June 30, 2018 and together with Gem through TacticGem owning 77%). Monopar paid Managing Members of Tactic Pharma and the Manager of CDR Pharma, LLC, which is the Manager of TacticGem the following: Chandler D. Robinson, the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, and the Manager of CDR Pharma, LLC: $107,500 and $80,500 for the three months ended June 30, 2018 and 2017, respectively, and $215,000 and $161,000 for the six months ended June 30, 2018 and 2017, respectively; and Andrew P. Mazar, the Company’s Co-Founder, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma and former Manager of the predecessor LLC, $109,038 and $75,000 for the three months ended June 30, 2018 and 2017, respectively, $202,500 and $150,000 for the six months ended June 30, 2018 and 2017, respectively, and. The Company also paid Christopher M. Starr, the Company’s Co-Founder, Executive Chairman of the Board of Directors, common stockholder and former Manager of the predecessor LLC $25,224 and $25,224 in board fees for the three months ended June 30, 2018 and 2017, respectively, and $50,448 and $50,448 in board fees for the six months ended June 30, 2018 and 2017, respectively. Michael Brown, as a managing member of Tactic, a previous managing member of Monopar as an LLC and shareholder and uncompensated board member (until Q3 2017) of Monopar as a C Corporation was paid $10,000 and $20,000 in board fees for the three and six months ended June 30, 2018.

The Company reimbursed Tactic Pharma a de minimis amount in monthly storage fees during the three and six months ended June 30, 2018 and 2017. In March 2017, Tactic Pharma wired $1 million to the Company in advance of the sale of the Company’s common stock at $6 per share under a private placement memorandum. In April, the Company issued to Tactic Pharma 166,667 shares in exchange for the $1 million at $6 per share once the Company began selling stock to unaffiliated parties under the private placement memorandum. In August 2017, Tactic Pharma surrendered 2,888,727 shares of common stock back to the Company as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in Monopar from 79.5% to 69.9%. Following the surrender of the common stock, Tactic Pharma contributed 4,111,273 shares of its holdings in Monopar’s common stock to TacticGem pursuant to the Gem Transaction discussed in detail in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018. As of June 30, 2018, Tactic Pharma beneficially owned 46% of Monopar’s common stock, and TacticGem owned 77% of Monopar’s common stock.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

During the three and six months ended June 30, 2018, the Company paid or accrued legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer is a law partner, approximately $39,584 and $92,584, respectively, compared to $20,000 and $40,000 paid or accrued legal fees for the three and six months ended June 30, 2017, respectively. The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in these periods.

Note 7 – Commitments and Contingencies

Development and Collaboration Agreements

The intellectual property rights contributed by Tactic Pharma, LLC to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 and zero royalties. During the three and six months ended June 30, 2018, the Company has not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Leases

Commencing January 1, 2018, the Company entered into a lease for its executive headquarters at 1000 Skokie Blvd., Suite 350, Wilmette, IL. The lease term is January 1, 2018 through December 31, 2019. The Company also leased office space at 500 Mercer St., Seattle, WA. The lease commenced on November 1, 2017 and was extendable on a month-to-month basis and was terminated as of July 31, 2018. The future lease commitments as presented below represents amounts for the Company’s executive headquarters lease.

2018 (July 1 to December 31)	$15,117
2019	30,234
Total future lease payments	$45,351

Legal Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. No claims have been asserted to date.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims nor been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

In accordance with its amended and restated certificate of incorporation and bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date.

Note 8 - Subsequent Events

The Company has evaluated all events occurring from June 30, 2018 through the date these condensed consolidated financial statements were issued, and did not identify any additional material disclosable subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” You can identify forward-looking statements by the use of words such as “expect,” “anticipate,” “estimate,” “may,” “will,” “should,” “intend,” “believe,” and similar expressions, although not all forward-looking statements contain these identifying words. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to significant risks and uncertainties and we can give no assurances that our expectations will prove to be correct. Actual results could differ materially from those described in this report because of numerous factors, many of which are beyond our control. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Overview

We are a late-stage clinical biopharmaceutical company focused on developing innovative drugs and drug combinations to improve clinical outcomes for cancer patients. We are building a drug development pipeline through the licensing and acquisition of oncology therapeutics in preclinical and clinical development stages. We leverage our scientific and clinical experience to help de-risk the clinical development of our product candidates.

Our lead product candidate Validive® (clonidine mucobuccal tablet; clonidine MBT), is an orally delivered molecule ready to go into Phase 3 clinical trials for the prevention and treatment of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy for oropharyngeal cancer (“OPC”). The mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged local delivery and enhanced local concentrations of drug in the area of chemoradiation damage in patients with OPC. We believe Validive is one of the only non-intravenous (“IV”) drug candidates in late stage development. Phase 1 and Phase 2 clinical trials of Validive demonstrated a safety profile similar to placebo and a reduction in the incidence of SOM in OPC patients by 26.3% (65.2% in placebo, 38.9% in the Validive 100 µg group). Validive has been granted fast track designation in the U.S., orphan drug designation in Europe, and has global intellectual property protection through at least mid-2029.

OPC typically arises in the immune tissue at the back of the tongue and throat, which is characterized by a high prevalence of macrophages. Studies have indicated that SOM in patients with OPC is likely to result from an increased expression of pro-inflammatory cytokines by macrophages in response to chemoradiation. Macrophages express the receptor for clonidine (alpha2-adrenergic receptor), which regulates cytokine expression in these cells. Validive works through agonizing the alpha2-adrenergic receptor on macrophages, resulting in a suppression of pro-inflammatory cytokine expression during chemoradiotherapy for OPC. Because of its unique MBT formulation, Validive exerts this effect locally and over a prolonged period of time at the sites at high risk of developing SOM, those at the back of the tongue and throat.

Currently, there are no U.S. Food and Drug Administration (“FDA”)-approved preventive or therapeutic treatments for patients that develop chemoradiotherapy-induced SOM. An estimated 45,000 new cases of OPC occur each year in the U.S. alone, and this number is rising. Almost all of these patients will receive chemoradiotherapy, the majority of whom will experience SOM. SOM is excruciatingly painful and frequently leads to complications that negatively affect clinical outcomes, such as the inability to eat or swallow (both short-term and long-term), increased hospitalizations due to infections, and termination or interruption of treatment which can reduce survival rates. Some of these complications like pain and the inability to swallow may become irreversible and negatively affect quality of life.

 The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”). The alarming growth in OPC is being driven by the human papilloma virus (“HPV”) epidemic and the high prevalence of oral HPV infections, which continues to increase despite the availability of an HPV vaccine that continues to be underutilized in the U.S. This vaccine is only useful if given prior to infection. As a result, the incidence of HPV-driven OPC is predicted to increase for many years to come and will drive an increase in the market for Validive for the prevention of chemoradiotherapy-induced SOM in patients with OPC.

A pre-Phase 3 meeting with the FDA was held in early May 2018. Based on the guidance provided in that meeting we intend to initiate a Phase 3 clinical development program in early 2019 to support registration, to consist of an adaptive design trial with an interim analysis planned for approximately twelve months after the first patient is dosed, and a confirmatory second trial.

Our second product candidate, MNPR-201, is a novel doxorubicin analog engineered to eliminate the cardiotoxic side effects typically generated by doxorubicin and other anthracycline-based cancer drugs. The structure of MNPR-201 has been modified to prevent its metabolism to cardiotoxic forms while maintaining anti-cancer activity. MNPR-201 has completed a Phase 2 clinical trial in patients with unresectable or metastatic sarcoma, showing 6-month progression free survival (“PFS”) of 38%, compared to doxorubicin historical values of 23-33%. We plan to initiate further development of MNPR-201, focused around additional Phase 2 trial(s) in indications with clear paths toward registration based on cancers where doxorubicin is known to work.

In addition, we plan to advance the development of MNPR-101, a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”) for the treatment of advanced cancers. The IND-enabling work is nearly completed and we anticipate requesting a pre-IND meeting with the FDA once we have a clinical material manufacturer established.

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

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial. During the three and six months ended June 30, 2018 and 2017, we had no clinical trials in progress.

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
●
the potential benefits of our drug product candidates over other therapies; and
●
our ability to market, commercialize and achieve market acceptance for any of our drug product candidates that we are developing or may develop in the future.

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

In-process Research and Development

In-process research and development (“IPR&D”) expense represents the costs to acquire technologies to be used in research and development that have not reached technological feasibility, have no alternative future uses, and are thus expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators, for technologies with no alternative use.

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

Collaborative Arrangements

We and future collaborative partners would be active participants in collaborative arrangements and all parties would be exposed to significant risks and rewards depending on the development and commercial success of the activities. Contractual payments to the other parties in collaboration agreements and costs incurred by us when we are deemed to be the principal participant for a given transaction are recognized on a gross basis in research and development expenses. Royalties and license payments are recorded as earned.

In May 2015, we entered into a Clinical Trial and Option Agreement (“CTOA”) with Cancer Research UK with respect to our drug product candidate MNPR-101 (formerly huATN-658). Pursuant to this agreement Cancer Research UK conducted preclinical work, improved the manufacturing, and planned to conduct a Phase 1a/1b clinical trial in cancer patients. Under this agreement, Cancer Research UK was to cover all costs through Phase 1a/1b clinical studies, including manufacturing. As part of a portfolio reprioritization review, on March 21, 2018 Cancer Research UK notified us it was closing its project related to MNPR-101 and would work to make arrangements to formally terminate the agreement. The IND-enabling work is nearly completed and we anticipate requesting a pre-IND meeting with the FDA once we have a clinical material manufacturer established. We are currently reviewing potential alternative collaboration opportunities for MNPR-101 and continue to maintain the program’s intellectual property portfolio.

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

From inception in December 2014 through August 6, 2018, no milestones were met and no royalties were earned, therefore, we did not pay or accrue/expense any milestone or royalty payments under the CTOA or XOMA Ltd. license agreement.

License Option Agreement

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the option to license Validive (clonidine mucobuccal tablet), a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology to potentially treat severe oral mucositis in patients undergoing treatment for head and neck cancers. The pre-negotiated license terms, included as part of the option agreement, included clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties on net sales from 5 - 10%. On September 8, 2017, we exercised the option to license the exclusive world-wide rights to Validive in order to commence the clinical development of the drug product candidate in exchange for a one-time option fee payment of $1 million.

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

From the execution of the agreement through August 6, 2018, no milestones were met and no royalties were earned, therefore, we did not pay or accrue/expense any milestone or royalty payments under the Onxeo license option agreement.

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

Stock-based compensation costs for options granted to our employees and nonemployee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the current volatility of comparable public companies over the expected term. We selected these companies based on comparable characteristics, including market capitalization, risk profiles, stage of development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for options granted during the three and six months ended June 30, 2018 and 2017 is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in the future vesting period and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of consultant share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are rendered.

Stock Option Plan

In April 2016, our Board and the preferred stockholders representing a majority in interest of our outstanding stock approved the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan (the “Plan”), allowing us to grant up to an aggregate 700,000 shares of stock awards, stock options, stock appreciation rights and other stock-based awards to our employees, non-employee directors and consultants. In October 2017, our Board increased the stock option pool to 1,600,000 shares. Through February 2017, our Board granted to Board Members, our Chief Financial Officer, and our Acting Chief Medical Officer stock options to purchase up to an aggregate 555,520 shares of our common stock at an exercise price of $0.001 par value based upon third party valuations of our common stock.

In September 2017, we granted options to purchase up to 21,024 shares of our common stock to each of the three new Board members and in November 2017, we granted options to purchase up to 40,000 shares of our common stock to an employee, these Board and employee options have an exercise price of $6 per share based on the price per share at which our common stock was sold in the our most recent private offering.

In January 2018, we granted options to purchase up to 32,004 shares of our common stock to our acting Chief Medical Officer at an exercise price of $6 per share based on the price per share at which our common stock was sold in the our most recent private offering. In May 2018, we granted options to purchase up to 5,000 shares of our common stock to an employee at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option is determined by a committee of our Board, except that the per share exercise price cannot be less than 100% of the fair market value per share on the grant date.

During the three months ended June 30, 2018 and 2017, we recognized $26,362 and $0, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $36,978 and $0, respectively, as research and development expenses. During the six months ended June 30, 2018 and 2017, we recognized $52,514 and $0, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $76,726 and $0, respectively, as research and development expenses.

We recognize as an expense the fair value of options granted to persons who are neither employees nor non-employee directors. Stock-based compensation expense for consultants for the three months ended June 30, 2018 and 2017 was $25,230 and $157,776, respectively, which was recorded as research and development expenses. Stock-based compensation expense for consultants for the six months ended June 30, 2018 and 2017 was $73,856 and $157,775, respectively, which was recorded as research and development expenses.

The fair value of options granted from inception to June 30, 2018 was based on the Black-Scholes option-pricing model assuming the following factors: 5.3 to 6.1 year expected term, 57% volatility, 1.2% to 2.8% risk free interest rate and zero dividends. For the three months ended June 30, 2018 and 2017: the weighted average grant date fair value was $3.30 and $0.0005 per share, respectively; and the fair value of shares vested was $79,310 and nominal, respectively. For the six months ended June 30, 2018 and 2017: the weighted average grant date fair value was $3.30 and $0.0005 per share, respectively; and the fair value of shares vested was $145,884 and nominal, respectively. At June 30, 2018, the aggregate intrinsic value was approximately $3.3 million of which approximately $2.2 million was vested and approximately $1.1 million is expected to vest and the weighted average exercise price in aggregate was $0.96 which includes $0.62 for fully vested stock options and $1.53 for stock options expected to vest. At June 30, 2018, the unamortized unvested balance of stock based compensation was approximately $0.6 million to be amortized over 3.4 years. Stock option activity under the Plan for the six months ended June 30, 2018 was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price

Balances, January 1, 2018	941,408	658,592	$0.94
Granted(1)	(37,004)	37,004	6.00
Forfeited(2)	34,167	(34,167)	—
Exercised	—	—	—
Balances, June 30, 2018	938,571	661,429	0.96

(1)
35,004 options vest as follows: options to purchase up to 12,000 shares of common stock vest at grant date, options to purchase up to 1,667 shares of common stock vest on the 1st of each month thereafter. 5,000 options vest as follows: 6/48ths on grant date and 1/48th per month thereafter.
(2)
Options forfeited as a result of an employee termination.

A summary of options outstanding as of June 30, 2018 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	8.2 years	371,840	8.0 years
6.00	105,909	9.3 years	43,228	9.4 years
	661,429		415,068

No income tax benefits have been recognized in our condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and June 30, 2017

The following table summarizes the results of our operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, (Unaudited)			Six Months Ended June 30, (Unaudited)
(in thousands)	2018	2017	Variance	2018	2017	Variance

Revenue	$—	$—	$—	$—	$—	$—

Research and development expenses	493	312	181	950	445	505
General and administrative expenses	347	283	64	787	523	264

Total operating expenses	840	595	245	1,737	968	769

Operating loss	(840)	(595)	(245)	(1,737)	(968)	(769)
Interest and other income	19	4	15	40	4	36
Net loss	$(821)	$(591)	$(230)	$(1,697)	$(964)	$(733)

Research and Development (“R&D”) Expenses

R&D expenses for the three and six months ended June 30, 2018 were approximately $493,000 and $950,000, respectively, compared to approximately $312,000 and $445,000, respectively, for the three and six months ended June 30, 2017, increases of approximately $181,000 and $505,000, respectively. These increases were primarily attributed to:

	Three months ended June 30, 2018 versus three months ended June 30, 2017	Six months ended June 30, 2018 versus six months ended June 30, 2017
R&D Expenses (in thousands)
Increase in salaries and benefits for R&D staff hired in November 2017 including accrued salaries and benefits related to an employee termination	$237	$416
Stock-based compensation (non-cash) for R&D employees hired in November 2017	37	77
Increase in consulting fees related MNPR-201 purchased in August 2017	—	46
Increase in costs to support the clinical development of Validive	43	28
Decrease in stock-based compensation (non-cash) for consultants due to our chief scientific officer changing from a consultant to an employee in November 2017	(133)	(84)
Other, net	(3)	22
Net increase in R&D expenses	$181	$505

General and Administrative (“G&A”) Expenses

G&A expenses for the three and six months ended June 30, 2018 were approximately $347,000 and $787,000, respectively, compared to approximately $283,000 and $523,000, respectively, for the three and six months ended June 30, 2017, increases of approximately $64,000 and $264,000, respectively. These increases were primarily attributed to:

	Three months ended June 30, 2018 versus three months ended June 30, 2017	Six months ended June 30, 2018 versus six months ended June 30, 2017
G&A Expenses (in thousands)
Increase in salaries and benefits for G&A staff hired in November 2017	$70	$173
Increase in Board fees and expenses for new Board members appointed in September 2017	24	56
Increase in stock-based compensation (non-cash) for new Board members granted options in September 2017	17	35
Increase in auditor fees related to Monopar becoming a public reporting company starting in January 2018	15	30
Increase in office space lease for larger corporate offices in starting in 2018	5	13
Decrease in patent legal expense due to a reduction in international advisory services in 2018	(37)	(13)
Decrease in stock-based compensation (non-cash) for consultants due to our chief financial officer changing from a consultant to an employee in November 2017	(40)	(40)
Other, net	10	10
Net increase in G&A expenses	$64	$264

Interest Income

Interest income for the three and six months ended June 30, 2018 versus the three and six months ended June 30, 2017 increased by approximately $16,000 and $36,000, respectively, due to higher bank balances resulting from funds raised in the second half of 2017. Interest income was the result of interest earned on our cash equivalent investments in a money market account and on our escrow account.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $20.1 million as of June 30, 2018. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase. As a result, we anticipate that we will need to raise additional capital to fund our operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. From our inception, through August 6, 2018, we have financed our operations primarily through private placements of our preferred stock and of our common stock, the $4.8 million received (net of transaction costs) related to the purchase of MNPR-201, and our Cancer Research UK collaboration. As of August 6, 2018, we have received net proceeds of approximately $4.70 million (net of issuance costs) from the sale of our preferred stock which has been converted into common stock and we have sold 789,674 shares of our common stock for net proceeds of approximately $4.71 million. We anticipate that the funds raised to-date will fund our minimal operations through August 2019.

We invest our cash equivalents in a money market account.

Contribution to Capital

In August 2017, our largest stockholder, Tactic Pharma, LLC, surrendered 2,888,727 shares of common stock back to us as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in us from 79.5% to 69.9%.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2017.

(in thousands)	Six months ended June 30, (Unaudited)
	2018	2017	Variance for six months ended June 30, 2018 versus six months ended June 30, 2017

Cash used in operating activities	$(1,562)	$(617)	$(945)
Cash provided by financing activities	—	2,025	(2,025)
Effect of exchange rates on cash and cash equivalents	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$(1,563)	$1,408	$(2,971)

During the six months ended June 30, 2018 we had a net cash outflow of approximately $(1,563,000), compared to net cash inflow of approximately $1,408,000 during six months ended June 30, 2017.

Cash Flow Used in Operating Activities

The increase of approximately $945,000 to cash used in operating activities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily a result of the increase of net loss.

Cash Flow Used in Investing Activities

There was no cash used in investing activities for the six months ended June 30, 2018 and 2017.

Cash Flow Provided by Financing Activities

There was no cash provided by financing activities during the six months ended June 30, 2018. The cash provided by financing activities during the six months ended June 30, 2017 of approximately $2,025,000 was due to the sale of 340,840 shares of our common stock at $6 per share, net of $20,000 of issuance costs, under a private placement memorandum.

Future Funding Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our current or future drug product candidates or we out-license or sell a drug product candidate to another party. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development, future preclinical studies and clinical trials of, and seek regulatory approval for, our current and future drug product candidates. Our goal is to list our common stock on Nasdaq or another national stock exchange and we expect to incur additional costs associated with operating as a listed public company. In addition, if we obtain regulatory approval of any of our current or future drug product candidates, we will need substantial additional funding for commercialization requirements and our continuing drug product development operations.

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

●
seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●
establish a sales, marketing and distribution infrastructure and increase, contract for, or develop internal manufacturing and quality capabilities to commercialize any products for which we may obtain regulatory approval; and

●
add research and development, operational, administrative, and other specialized expertise to support our drug product candidate development and planned commercialization efforts.

We anticipate that the funds raised to-date will fund our minimal operations through at least August 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

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

●
the costs associated with manufacturing and establishing or contracting for sales, marketing and distribution capabilities;

●
our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

●
our need and ability to hire additional management, scientific and medical personnel;

●
the effect of competing products that may limit market penetration or prevent the introduction of our drug product candidates;

●
our need to implement additional internal systems and infrastructure; and

●
the economic and other terms, timing and success of our existing licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of or payment to or from others of any milestone or royalty payments under these arrangements.

Expenditures are expected to increase in the second half of 2018 and in 2019 in employee compensation and consulting fees as a result of hiring various employees and consultants to support the planning and initiation of our Validive Phase 3 clinical development program, and in adjusting employee compensation to align with comparable public companies. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high quality compounds usually takes time; however, our spending could be significantly accelerated in the second half of 2018 and in 2019 if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay much higher insurance rates, contract manufacturing costs, contract research organization fees or other clinical development costs that are not currently anticipated. We, under this scenario, plan to pursue raising additional capital in the next 12 months. The anticipated operating cost increases from 2018 through 2019 are expected to be primarily driven by the funding of our planned Validive Phase 3 clinical development program.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that will reduce the returns available to us and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Development and Collaboration Agreements

Onxeo SA

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology) to pursue treating severe oral mucositis in patients undergoing chemoradiotherapy for oropharyngeal cancer. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties on net sales from 5 - 10%. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of August 6, 2018, we have not been required to pay Onxeo any other funds under the agreement. We fully anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Cancer Research UK

In July 2015, we entered into a Clinical Trial and Option Agreement (“CTOA”) for the development of MNPR-101 with Cancer Research UK and Cancer Research Technology Limited, a wholly-owned subsidiary of Cancer Research UK. As part of the CTOA, we were obligated to deposit $0.8 million in escrow to cover certain potential future claims, intellectual property infringement costs or termination costs incurred by Cancer Research UK. Pursuant to this agreement Cancer Research UK conducted preclinical work, improved the manufacturing, and planned to conduct a Phase 1a/1b clinical trial in cancer patients. Under this agreement, Cancer Research UK was to cover all costs through Phase 1a/1b clinical studies, including manufacturing. As part of a portfolio reprioritization review, on March 21, 2018, Cancer Research UK notified us it was closing its project related to MNPR-101 and would work to make arrangements to formally terminate the agreement. The IND-enabling work is nearly completed and we anticipate requesting a pre-IND meeting with the FDA once we have a clinical material manufacturer established. We are currently reviewing potential alternative collaboration opportunities for MNPR-101 and continue to maintain the program’s intellectual property portfolio.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma, LLC to us included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101 The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of August 6, 2018, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

Office Lease

Effective January 1, 2018, we leased office space in the Village of Wilmette, Illinois for $2,519.50 per month for 24 months. This office space houses our current headquarters. The Company also leased office space at 500 Mercer St., Seattle, WA. The lease commenced on November 1, 2017 and was extendable on a month-to-month basis and was terminated as of July 31, 2018.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three and six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding options granted by us in the three and six months ended June 30, 2018, that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were involved in this issuance of securities. Below this description of recent sales of unregistered securities and stock option grants is a description of the exemptions from registration which were applicable to each sale or grant.

On January 1, 2018, we granted stock options for the purchase of up to 32,004 shares of our common stock to Dr. Patrice Rioux in exchange for services as our Acting Chief Medical Officer. The exercise price of the option was $6.00 per share and the options expire on December 31, 2027.

On May 21, 2018, we granted stock options for the purchase of up to 5,000 shares of our common stock to an employee representing a new-hire stock option. The exercise price of the option was $6.00 per share and the options expire on May 20, 2028.

The issuance of the securities described in above were deemed to be exempt from registration under the Securities Act in reliance on both Section 4(a)(2) of the Act and Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities was our bona fide consultant and our employee and received the securities under our Plan. Appropriate legends were affixed to the securities issued in these transactions. The recipient of securities in this transaction had adequate access, through employment, business or other relationships, to information about us and had knowledge and experience to make the decision to accept the stock options.

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

MONOPAR THERAPEUTICS INC.

Dated: August 9, 2018	By:	/s/ Chandler D. Robinson
Chandler D. Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer (Principal Financial Officer)