Form 10-Q
period 2018-09-30
Monopar Therapeutics
filed 2018-11-09
CIK 1645469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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
Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of November 9, 2018, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	9,291,420.614

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

Unless the context otherwise requires, all references to “Monopar,” “we,” “us,” “our,” “our company,” or “the Company” refer to Monopar Therapeutics Inc., a Delaware corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report include without limitation statements about the market for cancer products in general and statements about our:

●
projections and related assumptions;

●
business and corporate strategy;

●
plans, objectives, expectations, and intentions;

●
clinical and preclinical pipeline and the anticipated development of our technologies, products, and operations;

●
anticipated revenue and growth in revenue from various product offerings;

●
future operating results;

●
anticipated utility of our intellectual property portfolio;

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

Although we believe that the expectations reflected in such forward-looking statements are appropriate, we can give no assurance that such expectations will be realized. Cautionary statements are disclosed in this Quarterly Report, addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Quarterly Report or elsewhere, including without limitation any forward-looking statements, except as required by law.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated
Balance Sheets
	September 30, 2018	December 31, 2017*
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,618,265	$8,981,894
Other current assets	269,512	149,342
Total current assets	7,887,777	9,131,236

Restricted cash	-	800,031

Total assets	$7,887,777	$9,931,267
Liabilities and Equity
Current liabilities:
Accounts payable and accrued expenses	$311,893	$311,867
Total current liabilities	311,893	311,867

Total liabilities	311,893	311,867
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 authorized, 9,291,421 shares issued and outstanding at September 30, 2018 and December 31, 2017	9,291	9,291
Additional paid-in capital	28,334,229	28,037,889
Accumulated other comprehensive loss	(2,385)	-
Accumulated deficit	(20,765,251)	(18,427,780)
Total stockholders’ equity	7,575,884	9,619,400
Total liabilities and stockholders’ equity	$7,887,777	$9,931,267

* Derived from the Company’s audited financial statements.

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenues	$—	$—	$—	$—

Operating expenses:
Research and development	303,684	180,675	1,253,472	626,004
In-process research and development	-	14,501,622	-	14,501,622
General and administrative	363,848	215,233	1,151,317	738,701
Total operating expenses	667,532	14,897,530	2,404,789	15,866,327
Loss from operations	(667,532)	(14,897,530)	(2,404,789)	(15,866,327)
Other income:
Interest and other income, net	27,348	20,596	67,318	25,038
Net loss	(640,184)	(14,876,934)	(2,337,471)	(15,841,289)
Other comprehensive income:
Foreign currency translation loss	(806)	-	(2,385)	-
Comprehensive loss	$(640,990)	$(14,876,934)	$(2,339,856)	$(15,841,289)
Net loss per share:
Basic and diluted	$(0.07)	$(1.68)	$(0.25)	$(1.84)
Weighted average shares outstanding:
Basic and diluted	9,291,421	8,870,878	9,291,421	8,610,376

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,337,471)	$(15,841,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense (non-cash)	296,340	242,016
In-process research and development	-	13,501,622
Changes in operating assets and liabilities, net
Other current assets	(120,170)	12,777
Accounts payable and accrued expenses	26	273,427
Net cash used in operating activities	(2,161,275)	(1,811,447)
Cash flows from financing activities:
Proceeds from the sale of common stock, net of $42,400 of issuance costs	-	4,695,646
Cash received from Gem, net of transaction costs	-	4,830,742
Net cash provided by financing activities	-	9,526,388
Effect of exchange rates on cash, cash equivalents, and restricted cash	(2,385)	-
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2,163,660)	7,714,941
Cash, cash equivalents and restricted cash at beginning of period	9,781,925	2,873,004
Cash, cash equivalents and restricted cash at end of period	$7,618,265	$10,587,945

The accompanying notes are an integral
part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Note 1 -  Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is an emerging biopharmaceutical company focused on developing innovative drugs and drug combinations to improve clinical outcomes in cancer patients. Monopar currently has three compounds in development: Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 3-ready, first-in-class mucoadhesive buccal anti-inflammatory tablet for the prevention and treatment of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; MNPR-201 (GPX-150; 5-imino-13-deoxydoxorubicin), a proprietary Phase 2 clinical stage topoisomerase II-alpha targeted analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and MNPR-101 (formerly huATN-658), a pre-IND stage humanized monoclonal antibody, which targets the urokinase plasminogen activator receptor (“uPAR”), for the treatment of advanced solid cancers.

The Company was originally formed in the State of Delaware on December 5, 2014 as a limited liability company (“LLC”) and on December 16, 2015 converted to a C Corporation in a tax-free exchange at which time the Company effected a 1 for 10 reverse stock split. All references to preferred stock and common stock authorized take into account the 1 for 10 reverse stock split. In March 2017, the Company’s Series A Preferred Stock and Series Z Preferred Stock converted into common stock at a conversion rate of 1.2 for 1 and 1 for 1, respectively, which eliminated all shares of Series A Preferred Stock and Series Z Preferred Stock along with a concurrent common stock split of 70 for 1. All references to common stock authorized, issued and outstanding and common stock options take into account the 70 for 1 stock split.

Liquidity

The Company has incurred an accumulated loss of approximately $20.8 million as of September 30, 2018. To date, the Company has primarily funded its operations with the net proceeds from private placements of convertible preferred stock and of common stock and from the cash provided in the MNPR-201 asset purchase transaction. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its minimum obligations through November 2019. The Company’s ability to fund its future operations, including the clinical development of Validive, is dependent primarily upon its ability to execute on its business strategy and obtain additional funding and/or execute collaboration research transactions. There can be no certainty that future financing or collaborative research transactions will occur.

Note 2 - Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its French branch, its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Pty Ltd and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all disclosures required by GAAP for interim financial information. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product technologies, and raising capital to support and expand these activities.

Certain reclassifications have been made to the Company’s financial statements for the three and nine months ended September 30, 2017 to conform to the three and nine months ended September 30, 2018 presentation. The reclassifications had no impact on the Company’s net loss, total assets, or stockholders’ equity.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2018 and December 31, 2017, the Company’s condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, and the Company’s condensed consolidated cash flows for the nine months ended September 30, 2018 and 2017. The condensed consolidated results of operations and cash flows for the periods presented are not necessarily indicative

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

of the consolidated results of operations or cash flows which may be reported for the remainder of 2018 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

Going Concern Assessment

The Company adopted Accounting Standards Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In October 2018, the Company analyzed its minimum cash requirements through December 2019 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of September 30, 2018 and December 31, 2017 consist entirely of money market accounts.

Restricted Cash

On July 9, 2015, the Company entered into a Clinical Trial and Option Agreement (“CTOA”) with Cancer Research UK. Pursuant to the CTOA, the Company deposited $0.8 million into an escrow account to cover certain future indemnities, claims or potential termination costs incurred by Cancer Research UK. Restricted cash was $0 as of September 30, 2018 and $0.8 million as of December 31, 2017. In connection with a portfolio reprioritization review, on March 21, 2018, Cancer Research UK notified us that it was terminating the CTOA and would work to transfer to us the data generated under the CTOA.These funds were released from escrow in September 2018 and were deposited into a money market account and reclassified as cash equivalents.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include insurance premiums and software costs that are expensed monthly over the life of the contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. As of September 30, 2018, the Company maintained cash and cash equivalents at one financial institution. As of December 31, 2017, the Company maintained cash, cash equivalents, and restricted cash balances at two financial institutions. Balances at each financial institution for both periods presented were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2018	Level 1	Level 2	Total
Assets
Cash equivalents(1)	$7,548,417	$-	$7,548,417
Total	$7,548,417	$-	$7,548,417

(1)
Cash equivalents represent the fair value of the Company’s investments in a money market account at September 30, 2018.

December 31, 2017	Level 1	Level 2	Total
Assets
Cash equivalents(1)	$8,864,288	$-	$8,864,288
Restricted cash(2)	31	800,000	800,031
Total	$8,864,319	$800,000	$9,664,319

(1)
Cash equivalents represent the fair value of the Company’s investments in a money market account at December 31, 2017.
(2)
Restricted cash represents the fair value of the Company’s investments in an $800,000 certificate of deposit and $31 in a money market account at December 31, 2017.

Net Loss per Share

Net loss per share for the three and nine months ended September 30, 2018 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three and nine months ended September 30, 2018 is calculated by dividing net loss by the weighted-average shares of common stock outstanding and potential shares of common stock during the period. As of September 30, 2018, potentially dilutive securities included stock options to purchase up to 1,085,896 shares of the Company’s common stock. As of September 30, 2017, potentially dilutive securities included stock options to purchase up to 618,592 shares of the Company’s common stock. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities.

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial. During the three and nine months ended September 30, 2018 and 2017, the Company had no clinical trials in progress.

In-process Research and Development

In-process research and development (“IPR&D”) expenses represent the costs to acquire technologies to be used in research and development that have not reached technological feasibility, have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators, for technologies with no alternative use.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Collaborative Arrangements

The Company and its future collaborative partners would be active participants in collaborative arrangements and all parties would be exposed to significant risks and rewards depending on the technical and commercial success of the activities. Contractual payments to the other parties in collaboration agreements and costs incurred by the Company when the Company is deemed to be the principal participant for a given transaction are recognized on a gross basis in R&D expenses. Royalties and license payments are recorded as earned.

During the three and nine months ended September 30, 2018 and 2017, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any milestone or royalty payments.

Licensing Agreements

The Company has various agreements to license technology utilized in the development of its programs. The licenses contain success milestone obligations and royalties on future sales. During the three and nine months ended September 30, 2018 and 2017, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any milestone or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

Income Taxes

From December 2014 to December 16, 2015, the Company was an LLC taxed as a partnership under the Internal Revenue Code, during which period the members separately accounted for their pro-rata share of income, deductions, losses, and credits of the Company. On December 16, 2015, the Company converted from an LLC to a C Corporation. On December 16, 2015, the Company began using an asset and liability approach for accounting for deferred income taxes, which requires recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in its financial statements, but have not been reflected in its taxable income. Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred income tax assets, which arise from temporary differences and carry forwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled.

The Company regularly assesses the likelihood that its deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that the Company believes any amounts are more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable are now realizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Based on the available evidence, the Company believed it was not likely to utilize its minimal deferred tax assets in the future and as a result, the Company recorded a full valuation allowance as of September 30, 2018 and December 31, 2017. The Company intends to maintain the valuation allowance until sufficient evidence exists to support their reversal. The Company regularly reviews its tax positions and for a tax benefit to be recognized, the related tax position must be more likely than not to be sustained upon examination. Any amount recognized is generally the largest benefit that is more likely than not to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and nine months ended September 30, 2018 and 2017, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the years ended December 31, 2017 and 2016 and for the short tax period December 16, 2015 to December 31, 2015. The Company does not anticipate significant changes to its current uncertain tax positions through September 30, 2018. The Company filed its tax returns for the year ended December 31, 2017 prior to the filing deadlines in all jurisdictions.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The Company has adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2018.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). The amendments in ASU No. 2017-01 clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. For all other companies and organizations, the amendments are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company has adopted this ASU and determined it does not have a material impact on its financial condition and condensed consolidated results of operations and comprehensive loss for the nine months ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendment amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This ASU is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company has adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2018.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, convertible preferred shares, and convertible debt instruments issued by private companies and development-stage public companies. This new ASU requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The provisions of this new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10). For public business entities, ASU 2018-03 is effective for fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt ASU 2018-03 until the interim period beginning after June 15, 2018. The Company has early adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2018.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU amends certain SEC material on Topic 740 for the income tax accounting implications of the recently issued Tax Cuts and Jobs Act. ASU 2018-05 is effective upon inclusion in the FASB Codification. The Company has adopted this ASU and determined it does not have a material impact on its financial condition and condensed consolidated results of operations and comprehensive loss for the nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies, and in certain cases eliminates, the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the impact that adopting this new accounting standard will have on its condensed consolidated financial statements and footnote disclosures.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

As of September 30, 2018, the Company had 9,291,421 shares of common stock issued and outstanding. The Company no longer has any shares of preferred stock authorized or outstanding.

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

In February 2017, the Board of Directors granted to certain Board members and to the Company’s acting chief financial officer stock options to purchase up to an aggregate 275,520 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock. In September 2017, the Board of Directors represented by the designated Plan Administrator, granted options to purchase up to 21,024 shares of common stock to each of the three new Board members and in November 2017, the Company granted options to purchase up to 40,000 shares of common stock to an employee. These Board and employee options have an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

In January 2018, the Company granted options to purchase up to 32,004 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. In May 2018 and August 2018, the Company granted options to two employees to each purchase up to 5,000 shares of common stock, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. Also in August 2018, the Company granted stock options to all of its non-employee Board members, the Company’s chief executive officer, chief scientific officer, and chief financial officer to purchase up to an aggregate 425,300 shares of the Company’s common stock at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. Vesting of such options commenced on October 1, 2018.

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

Stock option activity under the Plan was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price
Balances at January 1, 2017	420,000	280,000	$0.001
Option pool increase(1)	900,000	—	—
Granted(2)	(378,592)	378,592	1.63
Forfeited	—	—	—
Exercised	—	—	—
Balances at December 31, 2017	941,408	658,592	0.94
Granted(3)	(467,304)	467,304	6.00
Forfeited(4)	40,000	(40,000)	6.00
Exercised	—	—	—
Balances at September 30, 2018	514,104	1,085,896	2.93

(1)
In October 2017, the Company’s Board of Directors increased the option pool from 700,000 to 1,600,000 shares.

(2)
336,544 options vest 6/48ths at the six-month anniversary of grant date and 1/48th per month thereafter; 21,024 options vest 6/24ths on the six-month anniversary of grant date and 1/24th per month thereafter; and 21,024 options vest 6/42nds on the six-month anniversary of grant date and 1/42nd per month thereafter.

(3)
32,004 options vest as follows: options to purchase up to 12,000 shares of common stock vest on the grant date, options to purchase up to 1,667 shares of common stock vest on the 1st of each month thereafter. 5,000 options vest 6/48ths on the grant date and 1/48th per month thereafter. 5,000 options vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter. 320,900 options vest 6/51 at the six-month anniversary of vesting commencement date and 1/51 per month thereafter, with vesting commencing on October 1, 2018. 104,400 options vest quarterly over 5 quarters, with the first quarter commencing October 1, 2018.

(4)
Forfeited options resulted from an employee termination.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

A summary of options outstanding as of September 30, 2018 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	8.0 years	389,060	7.8 years
$6.00	530,376	9.8 years	48,155	9.1 years
	1,085,896		437,215

During the three months ended September 30, 2018 and 2017, the Company recognized $29,383 and $3,612, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $32,147 and $0, respectively, as R&D expenses. During the nine months ended September 30, 2018 and 2017, the Company recognized $81,896 and $3,612, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $108,873 and $0, respectively, as R&D expenses. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor non-employee directors. Stock-based compensation expense for consultants for the three and nine months ended September 30, 2018 was $31,714 and $105,571, respectively, which was recorded as R&D expenses. Stock-based compensation expense for consultants for the three months ended September 30, 2017 was $40,314, of which $8,819 was recorded as general and administrative expenses, and $31,495 was recorded as R&D expenses; and for the nine months ended September 30, 2017 was $238,404, of which $49,133 was recorded as general and administrative expenses, and $189,271 was recorded as R&D expenses.

The fair value of options granted from inception to September 30, 2018 was based on the Black-Scholes option-pricing model assuming the following factors: 5.3 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date is estimated using the simplified method. For the three months ended September 30, 2018 and 2017: the weighted average grant date fair value was $4.34 and $0.0005 per share, respectively; and the fair value of shares vested was $79,069 and nominal, respectively. For the nine months ended September 30, 2018 and 2017: the weighted average grant date fair value was $4.25 and $0.0005 per share, respectively; and the fair value of shares vested was $316,263 and nominal, respectively. At September 30, 2018, the aggregate intrinsic value was approximately $3.3 million of which approximately $2.3 million was vested and approximately $1 million is expected to vest and the weighted average exercise price in aggregate was $2.93 which includes $0.66 for fully vested stock options and $4.46 for stock options expected to vest. At September 30, 2018, the unamortized unvested balance of stock based compensation was approximately $1 million to be amortized over 4.2 years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

Note 5 - Development and Collaboration Agreements

Onxeo S.A.

In June 2016, the Company executed an option and license agreement with Onxeo S.A. (“Onxeo”), a public French company, which gave Monopar the exclusive option to license (on a world-wide exclusive basis) Validive to pursue treating severe oral mucositis in patients undergoing chemoradiation treatment for head and neck cancers. The pre-negotiated Onxeo license agreement for Validive as part of the option agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if the Company achieves all milestones, and escalating royalties on net sales from 5 - 10%. On September 8, 2017, the Company exercised the license option, and therefore paid Onxeo the $1 million fee under the option and license agreement.

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

The Company plans to internally develop Validive with the near-term goal of commencing a Phase 3 clinical development program, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds to support the further development of Validive. As of September 30, 2018, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of September 30, 2018, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Note 6 - Related Party Transactions

In March 2017, Tactic Pharma, the Company’s largest shareholder at that time, wired $1 million to the Company in advance of the sale of the Company’s common stock at $6 per share under a private placement memorandum. In April, the Company issued to Tactic Pharma 166,667 shares in exchange for the $1 million at $6 per share once the Company began selling stock to unaffiliated parties under the private placement memorandum.

  MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

In August 2017, Tactic Pharma surrendered 2,888,727 shares of common stock back to the Company as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in Monopar from 79.5% to 69.9%.

In August 2017, the Company executed definitive agreements with Gem Pharmaceuticals, LLC (“Gem”), pursuant to which Tactic Pharma and Gem formed a limited liability company, TacticGem LLC (“TacticGem”). Tactic Pharma contributed 4,111,273 shares of its holdings in Monopar’s common stock to TacticGem and Gem contributed cash and assets to TacticGem. TacticGem then contributed cash and assets to the Company in exchange for stock. The Gem Transaction is discussed in detail in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2018. As of September 30, 2018, Tactic Pharma beneficially owned 46% of Monopar’s common stock, and TacticGem owned 77% of Monopar’s common stock.

During the three and nine months ended September 30, 2018 and 2017, the Company was advised by four members of its Board of Directors, who were Managers of the LLC prior to the Company’s conversion to a C Corporation. The four former Managers are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of September 30, 2018). Three of the former Managers are also Managing Members of Tactic Pharma. Monopar paid Managing Members of Tactic Pharma and the Manager of CDR Pharma, LLC, which is the Manager of TacticGem the following: Chandler D. Robinson, the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, and the Manager of CDR Pharma, LLC: $107,500 and $80,500 for the three months ended September 30, 2018 and 2017, respectively, and $322,500 and $241,500 for the nine months ended September 30, 2018 and 2017, respectively; and Andrew P. Mazar, the Company’s Co-Founder, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma and former Manager of the predecessor LLC, $101,250 and $75,000 for the three months ended September 30, 2018 and 2017, respectively, $303,750 and $225,000 for the nine months ended September 30, 2018 and 2017, respectively. The Company also paid Christopher M. Starr, the Company’s Co-Founder, Executive Chairman of the Board of Directors, common stockholder and former Manager of the predecessor LLC $25,224 and $25,224 in board fees for the three months ended September 30, 2018 and 2017, respectively, and $75,673 and $75,673 in board fees for the nine months ended September 30, 2018 and 2017, respectively. Michael Brown, as a managing member of Tactic Pharma, a previous managing member of Monopar as an LLC and shareholder and board member of Monopar as a C Corporation was paid $10,000 and $30,000 in board fees for the three and nine months ended September 30, 2018, respectively, and $10,000 and $20,000 for the three and nine months ended September 30, 2017, respectively.

During the three and nine months ended September 30, 2018, the Company paid or accrued legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer is a law partner, approximately $38,774 and $131,358, respectively, compared to $161,508 and $201,508 paid or accrued legal fees for the three and nine months ended September 30, 2017, respectively. The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in these periods.

Note 7 – Commitments and Contingencies

Development and Collaboration Agreements

Onxeo S.A.

The Onxeo license agreement for Validive includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if the Company achieves all milestones, and escalating royalties on net sales from 5% to 10%. During the three and nine months ended September 30, 2018, the Company had not reached any milestones and has not been required to pay Onxeo any funds under this license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018
XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 but is not required to pay royalties on product sales. During the three and nine months ended September 30, 2018, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Leases

Commencing January 1, 2018, the Company entered into a lease for its executive headquarters at 1000 Skokie Blvd., Suite 350, Wilmette, Illinois. The lease term is January 1, 2018 through December 31, 2019. The Company also leased office space in Seattle, Washington, from November 1, 2017 to July 31, 2018. The future lease commitments as presented below represent amounts for the Company’s lease of its executive headquarters.

2018 (October 1 to December 31)	$7,559
2019	30,234
Total future lease payments	$37,793

,Legal Contingencies

The Company is subject to claims and assessments from time to time in the ordinary course of business. No claims have been asserted to date.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has not paid any claims nor been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of future claims against these indemnification obligations.

In accordance with its amended and restated certificate of incorporation and bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacities. There have been no claims to date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes contained in this Quarterly Report.

Overview

We are a clinical biopharmaceutical company focused on developing proprietary therapeutics designed to improve clinical outcomes for cancer patients. We are building a drug development pipeline through the licensing and acquisition of oncology therapeutics in late preclinical and clinical development stages. We leverage our scientific and clinical experience to help de-risk and accelerate the clinical development of our drug product candidates.

We intend to begin a Phase 3 clinical development program for our lead product candidate Validive® (clonidine mucobuccal tablet; clonidine MBT), in the first half of 2019. Validive is designed to be used prophylactically to reduce the incidence, delay the time to onset, and decrease the duration of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy for oropharyngeal cancer (“OPC”). Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local concentrations of clonidine in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor on macrophages (white blood cells that comprise the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the mouth over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late onset toxicities, including trismus (neck and throat spasms), dysphagia, and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of chemoradiotherapy. We believe that a reduction in the incidence and duration of SOM by Validive will have the potential for both near- and long-term clinical impact in the OPC patient population by minimizing mouth and throat pain, improving the ability to tolerate food and liquid by mouth (and avoid parenteral feeding tube placement) during chemoradiation, reducing treatment discontinuation and/or delay, leading to improved survival outcomes, and reducing long-term morbidities.

 The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be impacted for many decades, due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of chemoradiotherapy-induced SOM in patients with OPC.

A pre-Phase 3 meeting with the FDA was held in May 2018. Based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. Based on comments and guidance received from the FDA on the SAP, we intend to initiate a Phase 3 clinical development program in the first half of 2019 to support registration. This program will consist of an adaptive design trial with an interim analysis planned for approximately twelve months after the first patient is dosed, and a confirmatory second trial planned to commence shortly after completion of this interim analysis.

Our second product candidate, MNPR-201, is a novel doxorubicin analog that has been designed to eliminate the cardiotoxic side effects typically generated by doxorubicin and other anthracycline cancer drugs. MNPR-201 is not metabolized to the derivatives that are believed to be responsible for doxorubicin’s cardiotoxic effects but retains anti-cancer activity. A Phase 2 clinical trial for MNPR-201 has been completed in patients with unresectable or metastatic sarcoma, showing 6-month progression free survival (“PFS”) of 38%, compared to doxorubicin historical values of 23-33%. We plan to continue the development of MNPR-201 in one or more of the cancer settings for which doxorubicin is currently used as the standard of care but cumulative exposure is limited due to concerns over cardiotoxicity. The aim is to provide MNPR-201 for more cycles of administration than can be used for doxorubicin, improving efficacy.

In addition, we plan to advance the development of MNPR-101, a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”) for the treatment of advanced cancers. The IND-enabling work is nearly completed and we anticipate requesting a pre-IND meeting with the FDA once we have a clinical material manufacturer for the production of MNPR-101 clinical material.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in detail in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Revenue

We are an emerging growth company, have no approved drugs and have not generated any revenues. To date, we have engaged in acquiring pharmaceutical drug product candidates, licensing rights to drug product candidates, entering into collaboration agreements for testing and clinical development of our drug product candidates and providing the infrastructure to support the clinical development of our drug product candidates. We do not anticipate revenues from operations until we complete testing and development of one of our drug product candidates and obtain marketing approval or we sell, enter into a collaborative marketing arrangement, or out-license one of our drug product candidates to another party. See “Liquidity and Capital Resources”.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits of R&D staff, fees paid to consultants and to the entities that conduct certain development activities on our behalf, and use materials and supplies in R&D activities.

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient enrollment are expensed as patients are entered into the trial. During the three and nine months ended September 30, 2018 and 2017, we had no clinical trials in progress.

The successful development of our product pipeline is highly uncertain. We cannot reliably estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our drug product candidates or the period, if any, in which material net cash inflows from our drug product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drug product candidates, including:

●
receiving less funding than we require;
●
slower than expected progress in developing Validive, MNPR-201, MNPR-101 or other drug product candidates;
●
higher than expected costs to produce our current and future drug product candidates;
●
higher than expected costs for preclinical testing of our future and current acquired and/or in-licensed programs;
●
future clinical trial costs, including an increase in the number, size, duration, or complexity of future clinical programs;
●
future clinical trial results;
●
higher than expected costs associated with attempting to obtain regulatory approvals, including without limitation additional costs caused by delays or requests for additional trials or studies;
●
higher than expected personnel or other costs, such as adding personnel;
●
higher than expected costs in pursuing the acquisition or licensing of additional assets;
●
higher than expected costs to protect our intellectual property portfolio or otherwise pursue our intellectual property strategy;
●
the potential benefits of our drug product candidates compared to other competitive therapies; and
●
our ability to market, commercialize and achieve market acceptance sufficient to provide financial returns acceptable for future requirements and returns for our investors for any of our drug product candidates that we are developing or may develop in the future.

A change in the outcome of any of these variables with respect to the development of a drug product candidate could mean a significant change in the costs and timing associated with the development of that drug product candidate. We expect that R&D expenses will increase in future periods as a result of increased personnel, increased consulting, future preclinical studies and clinical trial costs, including clinical drug product manufacturing and related costs.

In-process Research and Development

In-process research and development (“IPR&D”) expenses represent the costs to acquire technologies to be used in research and development that have not reached technological feasibility, have no alternative future uses, and are thus expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators, for technologies with no alternative use.

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

We have a non-exclusive license with XOMA Ltd. for its humanization technology and know-how utilized in the development of MNPR-101. Under the terms of the license, we are required to pay clinical, regulatory and sales milestones for MNPR-101 which could reach up to $14.925 million if we achieve all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that we will reach any milestones.

From inception in December 2014 through November 6, 2018, no milestones were met, therefore, we did not pay or accrue/expense any milestone payments under the XOMA Ltd. license agreement.

License Option Agreement

In June 2016, we executed an option and license agreement with Onxeo S.A., a French public company (“Onxeo”), which gave us the option to license Validive (clonidine mucobuccal tablet), a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology, to potentially treat severe oral mucositis in patients undergoing treatment for head and neck cancers. The pre-negotiated license terms, included as part of the option agreement, included clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. On September 8, 2017, we exercised the option to license the exclusive world-wide rights to Validive in order to commence the clinical development of the drug product candidate in exchange for a one-time option fee payment of $1 million.

Under the agreement, we are required to pay royalties to Onxeo on a product-by-product and country-by-country basis until the later of (1) the date when a given product is no longer within the scope of a patent claim in the country of sale or manufacture, (2) the expiry of any extended exclusivity period in the relevant country (such as orphan drug exclusivity, pediatric exclusivity, new chemical entity exclusivity, or other exclusivity granted beyond the expiry of the relevant patent), or (3) a specific time period after the first commercial sale of the product in such country is met. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country, not taking into consideration any potential patent term adjustment that may be filed in the future or any regulatory extensions that may be obtained. The royalty termination provision pursuant to (3) described above is shorter than 20 years and is the least likely cause of termination of royalty payments.

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

From the execution of the agreement through November 6, 2018, no milestones were met and no royalties were earned, therefore, we did not pay or accrue/expense any milestone or royalty payments under the Onxeo license option agreement.

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

Stock-based compensation costs for options granted to our employees and nonemployee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the current volatility of comparable public companies over a historical period of the same length as the expected term. We selected these companies based on comparable characteristics, including market capitalization, risk profiles, stage of development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for options granted during the three and nine months ended September 30, 2018 and 2017 is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in the future vesting period and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of consultant share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are rendered.

Stock Option Plan

In April 2016, our Board and the preferred stockholders representing a majority in interest of our outstanding stock approved the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan (the “Plan”), allowing us to grant up to an aggregate 700,000 shares of stock awards, stock options, stock appreciation rights and other stock-based awards to our employees, non-employee directors and consultants. In October 2017, our Board increased the stock option pool to 1,600,000 shares. Through February 2017, our Board granted to Board members, our acting chief financial officer, and our acting chief medical officer stock options to purchase up to an aggregate 555,520 shares of our common stock at an exercise price of $0.001 par value based upon third party valuations of our common stock.

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

In January 2018, we granted options to purchase up to 32,004 shares of our common stock to our acting chief medical officer at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering. In May 2018 and August 2018, we granted options to purchase up to 5,000 shares of our common stock each to two employees at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

In August 2018, the Company granted stock options to all of its non-employee Board members, the Company’s chief executive officer, chief scientific officer, and chief financial officer stock options to purchase up to an aggregate 425,300 shares of the Company’s common stock at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. Such stock options commence vesting on October 1, 2018.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option is determined by a committee of our Board, except that the per share exercise price cannot be less than 100% of the fair market value per share on the grant date.

During the three months ended September 30, 2018 and 2017, we recognized $29,383 and $3,612, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $32,147 and $0, respectively, as research and development expenses. During the nine months ended September 30, 2018 and 2017, we recognized $81,896 and $3,612, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $108,873 and $0, respectively, as research and development expenses.

We recognize as an expense the fair value of options granted to persons who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which was recorded as research and development expense for the three and nine months ended September 30, 2018 was $31,714 and $105,571, respectively. Stock-based compensation expense for consultants for the three months ended September 30, 2017 was $40,314, of which $8,819 was recorded as general and administrative expense and $31,495 which was recorded as research and development expense; and for the nine months ended September 30, 2017 was $238,404, of which $49,133 was recorded as general and administrative expense, and $189,271 which was recorded as research and development expense.

The fair value of options granted from inception to September 30, 2018 was based on the Black-Scholes option-pricing model assuming the following factors: 5.3 to 6.2 year expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. For the three months ended September 30, 2018 and 2017: the weighted average grant date fair value was $4.34 and $0.0005 per share, respectively; and the fair value of shares vested was $79,069 and nominal, respectively. For the nine months ended September 30, 2018 and 2017: the weighted average grant date fair value was $4.25 and $0.0005 per share, respectively; and the fair value of shares vested was $316,263 and nominal, respectively. At September 30, 2018, the aggregate intrinsic value was approximately $3.3 million of which approximately $2.3 million was vested and approximately $1 million is expected to vest and the weighted average exercise price in aggregate was $2.93 which includes $0.66 for fully vested stock options and $4.46 for stock options expected to vest. At September 30, 2018, the unamortized unvested balance of stock based compensation was approximately $1 million to be amortized over 4.2 years.

Stock option activity under the Plan for the nine months ended September 30, 2018 was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price

Balances, January 1, 2018	941,408	658,592	$0.94
Granted(1)	(467,304)	467,304	6.00
Forfeited(2)	40,000	(40,000)	6.00
Balances, September 30, 2018	514,104	1,085,896	2.93

(1)
32,004 options vest as follows: options to purchase up to 12,000 shares of common stock vest at grant date, options to purchase up to 1,667 shares of common stock vest on the 1st of each month thereafter. 5,000 options vest 6/48ths on grant date and 1/48th per month thereafter. 5,000 options vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter. 320,900 options vest 6/51 at the six-month anniversary of vesting commencing on October 1, 2018 and 1/51 per month thereafter. 104,400 options vest quarterly over 5 quarters, with vesting commencing on October 1, 2018.

(2)
Forfeited options resulted from an employee termination.

A summary of options outstanding as of September 30, 2018 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	8.0 years	389,060	7.8 years
$6.00	530,376	9.8 years	48,155	9.1 years
	1,085,896		437,215

No income tax benefits have been recognized in our condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and September 30, 2017

The following table summarizes the results of our operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, (Unaudited)			Nine Months Ended September 30, (Unaudited)
(in thousands)	2018	2017	Variance	2018	2017	Variance

Revenue	$-	$-	$-	$-	$-	$-

Operating expenses: Research and development expenses	304	181	123	1,253	626	627
In-process research and development expenses	-	14,502	(14,502)	-	14,502	(14,502)
General and administrative expenses	364	215	149	1,151	738	413

Total operating expenses	668	14,898	(14,230)	2,404	15,866	(13,462)

Operating loss	(668)	(14,898)	14,230	(2,404)	(15,866)	13,462
Interest and other income	27	21	6	67	25	42
Net loss	$(641)	$(14,877)	$14,236	$(2,337)	$(15,841)	$13,504

Research and Development (“R&D”) Expenses

R&D expenses for the three and nine months ended September 30, 2018 were approximately $304,000 and $1,253,000, respectively, compared to approximately $181,000 and $626,000, respectively, for the three and nine months ended September 30, 2017, increases of which were approximately $123,000 and $627,000, respectively. These increases were primarily attributed to:

Three months ended September 30, 2018 versus three months ended September 30, 2017
R&D Expenses (in thousands)
Net increase in salaries and benefits due to CSO and VP of Clinical Development hired in November 2017, previously recorded as consultants, plus new hires in Q3 2018	$68
Increase in clinical materials manufactured Q3 2018 in preparation for Validive Phase 3 clinical trial	32
Increase in employee stock compensation for CSO and VP of Clinical Development hired in November 2017	32
Other, net	(9)
Net increase in R&D expenses	$123

Nine months ended September 30, 2018 versus nine months ended September 30, 2017
R&D Expenses (in thousands)
Net increase in salaries and benefits due to CSO and VP of Clinical Development hired in November 2017, previously recorded as consultants, plus new hires in Q3 2018	$530
Increase in employee stock compensation for CSO and VP of Clinical Development hired in November 2017	109
Increase in clinical materials manufactured Q3 2018 in preparation for Validive Phase 3 clinical trial	32
Increase in CEO’s salary allocated to R&D expenses due to increase in the CEO salary	16
Decrease in consultants stock compensation due to CSO’s stock options classified as employee stock compensation commencing in November 2017	(84)
Other, net	24
Net increase in R&D expenses	$627

In-process Research and Development Expenses

There were no In-process Research and Development (“IPR&D”) expenses for the three and nine months ended September 30, 2018. IPR&D expenses for the three and nine months ended September 30, 2017 of approximately $14,502,000 represent the $1,000,000 license fee for Validive and approximately $13,502,000 representing the value of MNPR-201, including transaction costs, acquired from TacticGem in August 2017. IPR&D represents the costs of acquiring or licensing technologies that have not reached technological feasibility and have no alternative future use.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three and nine months ended September 30, 2018 were approximately $364,000 and $1,151,000, respectively, compared to approximately $215,000 and $738,000, respectively, for the three and nine months ended September 30, 2017, which represent increases of approximately $149,000 and $413,000, respectively. These increases were primarily attributed to:

Three months ended September 30, 2018 versus three months ended September 30, 2017
G&A Expenses (in thousands)

Increase in salaries and benefits for two new hires in November 2017 and increase in CEO salary in October 2017	$88
Increase in legal expenses due to the public reporting company status commenced in January 2018	24
Increase in Board stock-based compensation (non-cash) due to new stock grants to Board members in September 2017	14
Increase in patent fees and tax services due to the addition of the Gem assets acquired in August 2017	14
Increase in employee stock-based compensation due to two new hires in November 2017	12
Increase in rent and telephone due to the increase in facilities space commencing in January 2018	9
Increase in Board fees due to compensation to three non-employee Board members commencing in September 2017	6
Decrease in stock-based compensation (non-cash) for consultants due to the CFO hired as employee in November 2017, previously recorded as consulting	(9)
Decrease in consulting fees due to the CFO hired as employee in November 2017, previously recorded as consulting	(12)
Other, net	3
Net increase in G&A expenses	$149

Nine months ended September 30, 2018 versus nine months ended September 30, 2017
G&A Expenses (in thousands)

Increase in salaries and benefits for two new hires in November 2017 and increase in CEO salary in October 2017	$265
Increase in Board fees due to compensation tothree non-employee Board members commencing in September 2017	62
Increase in Board stock-based compensation (non-cash) due to new stock grants to Board members in September 2017	48
Increase in audit and legal fees due to the public reporting company status commenced in January 2018	45
Increase in employee stock-based compensation due to two new hires in November 2017	30
Increase in rent and related telephone due to the increase in facilities space commencing in January 2018	25
Decrease in consulting fees due to the CFO hired as employee in November 2017, previously recorded as consulting	(36)
Decrease in stock-based compensation (non-cash) for consultants due to the CFO hired as employee in November 2017, previously recorded as consulting	(49)
Other, net	23
Net increase in G&A expenses	$413

Interest Income

Interest income for the three and nine months ended September 30, 2018 versus the three and nine months ended September 30, 2017 increased by approximately $6,000 and $42,000, respectively, due to higher bank balances resulting from funds raised in the second half of 2017. Interest income was the result of interest earned on our cash equivalent investments in a money market account and on our former escrow account.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $20.8 million as of September 30, 2018. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase. As a result, we anticipate that we will need to raise additional capital to fund our operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. From our inception, through November 6, 2018, we have financed our operations primarily through private placements of our preferred stock and of our common stock, the $4.8 million received (net of transaction costs) related to the purchase of MNPR-201, and our Cancer Research UK collaboration. As of November 6, 2018, we have received net proceeds of approximately $4.70 million (net of issuance costs) from the sale of our preferred stock which has been converted into common stock and we have sold 789,674 shares of our common stock for net proceeds of approximately $4.71 million. We anticipate that the funds raised to-date will fund our minimal required operations through December 2019.

We invest our cash equivalents in a money market account.

Contribution to Capital

In August 2017, our largest stockholder, Tactic Pharma, LLC (“Tactic Pharma”), surrendered 2,888,727 shares of common stock back to us as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in us from 79.5% to 69.9%.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017.

(in thousands)	Nine months ended September 30, (Unaudited)
	2018	2017	Variance for nine months ended September 30, 2018 versus nine months ended September 30, 2017
Cash used in operating activities	$(2,161)	$(1,811)	$(350)
Cash provided by financing activities	-	9,526	(9,526)
Effect of exchange rates on cash and cash equivalents	(2)	-	(2)
Net change in cash, cash equivalents and restricted cash	$(2,163)	$7,715	$(9,878)

During the nine months ended September 30, 2018, we had a net cash outflow of approximately $(2,163,000) due to operating activities compared to net cash inflow of approximately $7,715,000 due to financing activities during the nine months ended September 30, 2017.

Cash Flow Used in Operating Activities

The increase of approximately $350,000 to cash used in operating activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily a result of the net changes in operating assets and liabilities.

Cash Flow Used in Investing Activities

There was no cash used in investing activities for the nine months ended September 30, 2018 and 2017.

Cash Flow Provided by Financing Activities

There was no cash provided by financing activities during the nine months ended September 30, 2018. The cash provided by financing activities during the nine months ended September 30, 2017 of approximately $9,526,000 was due to the sale of 789,674 shares of our common stock at $6 per share under a private placement memorandum, net of approximately $42,000 of issuance costs, plus cash received in the Gem transaction of $5,000,000 less approximately $169,000 of transaction costs.

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

●
continue the preclinical and potentially enter clinical development of MNPR-101;

●
acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and/or clinical development of such drug product candidates;

●
seek regulatory approvals for our future drug product candidates that successfully complete registration clinical trials;

●
establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval; and

●
develop our manufacturing capabilities or establish a reliable, high quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and grow the sales of any product for which we have marketing approval;

●
add operational, financial and management information systems and other specialized expert personnel to support our drug product candidate development and planned commercialization efforts; and

●
develop an efficient corporate management structure including staffing or external sources for financial operations, human resources, information technology, legal, investor/public relations, compliance, risk management, facilities, and other administrative functions required for our operations or for the requirements of a public company.

We anticipate that the funds raised to-date will fund our minimal operations through at least November 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

●
the progress of regulatory interactions and clinical development of Validive;

●
the progress of clinical development of MNPR-201;

●
the progress of preclinical and clinical development of MNPR-101;

●
the number and characteristics of other drug product candidates that we may license, acquire or otherwise pursue;

●
the scope, progress, timing, cost and results of research, preclinical development and clinical trials of future drug product candidates;

●
the costs, timing and outcome of seeking and obtaining FDA and international regulatory approvals;

●
the costs associated with manufacturing/quality requirements and marketing and distribution capabilities;

●
our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

●
our need and ability to hire additional management, administrative, scientific, medical, sales and marketing, and manufacturing/quality and other specialized personnel or external expertise;

●
the effect of competing products or new therapies that may limit market penetration or prevent the introduction of our drug product candidates or reduce the commercial potential of our product portfolio;

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

Expenditures are expected to increase in the fourth quarter of 2018 and in 2019 in employee compensation and consulting fees as a result of hiring additional employees and consultants to support the planning and initiation of our Validive Phase 3 clinical development program, for the preparation for listing on Nasdaq, and for adjusting employee compensation, as needed, to be competitive with comparable public companies. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high quality compounds usually takes time; however, our spending could be significantly accelerated in the fourth quarter of 2018 and in 2019 if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay much higher insurance rates, contract manufacturing costs, contract research organization fees or other clinical development costs that are not currently anticipated. We, under this scenario, plan to pursue raising additional capital in the next 12 months. The anticipated operating cost increases from 2018 through 2019 are expected to be primarily driven by the funding of our planned Validive Phase 3 clinical development program.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that will reduce the returns available to us and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology) to pursue treating severe oral mucositis in patients undergoing chemoradiotherapy for oropharyngeal cancer. The agreement includes clinical, regulatory, developmental and sales milestones that could total $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of November 6, 2018, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to us included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could total $14.925 million if we achieve all milestones for MNPR-101 The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of November 6, 2018, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

Service Providers

In the normal course of business, we contract with service providers to assist in the performance of research and development, financial strategy, audit, tax and legal support. We can elect to discontinue the work under these agreements at any time. We could also enter into collaborative research, contract research, manufacturing and supplier agreements in the future, which usually require upfront payments and/or long-term commitments of cash.

Office Lease

Effective January 1, 2018, we leased office space in the Village of Wilmette, Illinois for $2,519.50 per month for 24 months. This office space houses our current headquarters. The Company also leased office space in Seattle, Washington from November 1, 2017 to July 31, 2018.

Legal Contingencies

We are not a party to any material legal proceedings.

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

Off-Balance Sheet Arrangements

To date, we have not had any off-balance sheet arrangements, as defined under the U.S. Securities and Exchange Commission rules.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have provided certifications filed as Exhibits 31.1 and 32.1, and 31.2, respectively. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by those certifications.

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2018, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding options granted by us in the three and nine months ended September 30, 2018, that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were involved in this issuance of securities. Below this description of recent sales of unregistered securities and stock option grants is a description of the exemptions from registration which were applicable to each sale or grant.

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

On August 6, 2018, we granted stock options for the purchase of up to 5,000 shares of our common stock to an employee representing a new-hire stock option. The exercise price of the option was $6.00 per share and the options expire on August 5, 2028.

On August 28, 2018, we granted stock options for the purchase in aggregate of up to 104,400 shares of our common stock to our four non-employee Board members in exchange for their services. The exercise price of the option was $6.00 per share and the options expire on August 27, 2028.

On August 28, 2018, we granted stock options for the purchase of up to 145,500 shares of our common stock to our Chief Executive Officer in exchange for his services. The exercise price of the option was $6.00 per share and the options expire on August 27, 2028.

On August 28, 2018, we granted stock options for the purchase of up to 134,300 shares of our common stock to our Chief Scientific Officer in exchange for his services. The exercise price of the option was $6.00 per share and the options expire on August 27, 2028.

On August 28, 2018, we granted stock options for the purchase of up to 41,100 shares of our common stock to our Chief Financial Officer in exchange for her services. The exercise price of the option was $6.00 per share and the options expire on August 27, 2028.

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

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Amended and Restated Bylaws	Form 10-K filed on March 26, 2018
10.1*	Clinical Trial and Option Agreement with Cancer Research UK	Form 10-K filed on March 26, 2018
10.2*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.3*	Option and License Agreement with Onxeo S.A.	Form 10-K filed on March 26, 2018
10.4*	Contribution Agreement (351) – Containing Registration Rights Agreement with TacticGem	Form 10-K filed on March 26, 2018
10.5	Amended and Restated 2016 Stock Incentive Plan	Form 10-K filed on March 26, 2018
10.6	Employment Agreement of Chandler D. Robinson – terminated October 31, 2017	Form 10-K filed on March 26, 2018
10.7	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.8	Consulting Agreement of Kim Tsuchimoto – terminated October 31, 2017	Form 10-K filed on March 26, 2018
10.9	Employment Agreement of Kim Tsuchimoto – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.10	Consulting Agreement of Andrew P. Mazar – terminated October 31, 2017	Form 10-K filed on March 26, 2018
10.11	Employment Agreement of Andrew P. Mazar – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.12	Consulting Agreement of pRx Consulting (Patrice Rioux) – terminated December 31, 2017	Form 10-K filed on March 26, 2018
10.13	Employment Agreement of Kirsten Anderson	Form 10-K filed on March 26, 2018
10.14	Consulting Agreement of pRx Consulting (Patrice Rioux) - effective January 1, 2018	Form 10-K filed on March 26, 2018
10.15	Amendment One to Employment Agreement of Kim Tsuchimoto – effective March 1, 2018	Form 10-K filed on March 26, 2018
10.16	Cancer Research UK Letter Dated March 21, 2018	Form 10-K filed on March 26, 2018
11	Statement Regarding Computation of Per Share Earnings	Form 10-K filed on March 26, 2018
31.1	Certification of Chandler Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Kim Tsuchimoto, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler Robinson, Chief Executive Officer and Kim Tsuchimoto, Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

  MONOPAR THERAPEUTICS INC.

Dated: November 9, 2018	By:	/s/ Chandler D. Robinson
Chandler D. Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer (Principal Financial Officer)