Form 10-K/A
period 2017-12-31
Monopar Therapeutics
filed 2018-12-11
CIK 1645469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not Applicable.

The number of shares outstanding with respect to each of the classes of our common stock, as of December 11, 2018, is set forth below:

Class	Number of shares outstanding
Class A common stock, par value $0.001 per share	9,291,420.614

Documents incorporated by reference:

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Monopar Therapeutics Inc. (the “Company”) for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on March 26, 2018 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend Exhibits 31.1 and 31.2 to delete the following from certification 4: “designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;” and to add the following to certification 4: “disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and”.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing on March 26, 2018. This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

MONOPAR THERAPEUTICS INC.

Dated: December 11, 2018	By:	/s/ Kim Tsuchimoto
Kim Tsuchimoto
Chief Financial Officer (Principal Financial Officer)