Form 10-Q/A
period 2018-03-31
Monopar Therapeutics
filed 2018-12-11
CIK 1645469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Monopar Therapeutics Inc. (the “Company”) for the quarter ended March 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2018 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend Exhibits 31.1 and 31.2 to delete the following from certification 4: “designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;” and to add the following to certification 4: “disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and”.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing on May 11, 2018. This Amendment No. 1 is not intended to, nor does it, reflect events occurring after the filing of the Original Filing, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

MONOPAR THERAPEUTICS INC.

Dated: December 11, 2018	By:	/s/ Chandler D. Robinson
Chandler D. Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: December 11, 2018	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer (Principal Financial Officer)