Form 10-Q
period 2019-03-31
Monopar Therapeutics
filed 2019-05-10
CIK 1645469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

☐
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number:  000-55866

MONOPAR THERAPEUTICS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	32-0463781
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1000 Skokie Blvd., Suite 350, Wilmette, IL	60091
(Address of principal executive offices)	(zip code)

(847) 388-0349

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of May 10, 2019, is set forth below:

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

●
development and expansion of strategic relationships, collaborations, and alliances; and

●
market opportunity, including without limitation the potential market acceptance of our technologies and products and the size of the market for our cancer products.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated
Balance Sheets

	March 31, 2019	December 31, 2018*
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,881,064	$6,892,772
Deferred offering costs	371,113	344,936
Other current assets	101,627	80,247
Total current assets	6,353,804	7,317,955

Total assets	$6,353,804	$7,317,955
Liabilities and Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$579,986	$399,551
Total current liabilities	579,986	399,551

Total liabilities	579,986	399,551
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 9,291,421 shares issued and outstanding at March 31, 2019 and December 31, 2018	9,291	9,291
Additional paid-in capital	28,800,997	28,567,221
Accumulated deficit	(23,031,947)	(21,655,412)
Accumulated other comprehensive loss	(4,523)	(2,396)
Total stockholders’ equity	5,773,818	6,918,404
Total liabilities and stockholders’ equity	$6,353,804	$7,317,955

                                                                                * Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2019	2018
Revenues	$—	$—
	—	—
Operating expenses:
Research and development	835,600	457,141
General and administrative	571,709	440,119
Total operating expenses	1,407,309	897,260
Loss from operations	(1,407,309)	(897,260)
Other income:
Interest income	31,074	20,913
Net loss	(1,376,235)	(876,347)
Other comprehensive loss:
Foreign currency translation loss	(2,127)	—
Comprehensive loss	$(1,378,362)	$(876,347)
Net loss per share:
Basic and diluted	$(0.15)	$(0.09)
Weighted average shares outstanding:
Basic and diluted	9,291,421	9,291,421

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Total Equity
Balance at January 1, 2018	9,291,421	$9,291	$28,037,889	$(18,427,780)	$—	$9,619,400
Non-cash stock compensation	—	—	114,526	—	—	114,526
Net loss	—	—	—	(876,347)	—	(876,347)
Balance at March 31, 2018	9,291,421	9,291	28,152,415	(19,304,127)		8,857,579
Non-cash stock compensation	—	—	88,570	—	—	88,570
Net loss	—	—	—	(820,940)	—	(820,940)
Other comprehensive loss	—	—	—	—	(1,579)	(1,579)
Balance at June 30, 2018	9,291,421	9,291	28,240,985	(20,125,067)	(1,579)	8,123,630
Non-cash stock compensation	—	—	93,244	—	—	93,244
Net loss	—	—	—	(640,184)	—	(640,184)
Other comprehensive loss	—	—	—	—	(806)	(806)
Balance at September 30, 2018	9,291,421	9,291	28,334,229	(20,765,251)	(2,385)	7,575,884
Non-cash stock compensation	—	—	232,992	—	—	232,992
Net loss	—	—	—	(890,461)	—	(890,461)
Other comprehensive loss	—	—	—	—	(11)	(11)
Balance at December 31, 2018	9,291,421	9,291	28,567,221	(21,655,712)	(2,396)	6,918,404
Non-cash stock compensation	—	—	233,776	—	—	233,776
Net loss	—	—	—	(1,376,235)	—	(1,376,235)
Other comprehensive loss	—	—	—	—	(2,127)	(2,127)
Balance at March 31, 2019	9,291,421	$9,291	$28,800,997	$(23,031,947)	$(4,523)	$5,773,818

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,376,235)	$(876,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense (non-cash)	233,776	114,526
Changes in operating assets and liabilities, net
Other current assets	(21,365)	(25,758)
Accounts payable and accrued expenses	167,852	(21,270)
Net cash used in operating activities	(995,972)	(808,849)
Cash flows from financing activities:
Deferred offering costs	(13,855)	—
Net cash used in financing activities	(13,855)	—
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,881)	—
Net decrease in cash, cash equivalents, and restricted cash	(1,011,708)	(808,849)
Cash, cash equivalents and restricted cash at beginning of period	6,892,772	9,781,925
Cash, cash equivalents and restricted cash at end of period	$5,881,064	$8,973,076

The accompanying notes are an integral
part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019
Note 1 -  Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is an emerging biopharmaceutical company focused on developing innovative drugs and drug combinations to improve clinical outcomes in cancer patients. Monopar currently has three compounds in development: Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 3-ready, first-in-class mucoadhesive buccal anti-inflammatory tablet for the prevention and treatment of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a proprietary Phase 2 clinical stage topoisomerase II-alpha targeted analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and MNPR-101 (formerly huATN-658), a pre-IND stage humanized monoclonal antibody, which targets the urokinase plasminogen activator receptor (“uPAR”), for the treatment of advanced solid cancers.

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

Liquidity

The Company has incurred an accumulated deficit of approximately $23.0 million as of March 31, 2019. To date, the Company has primarily funded its operations with the net proceeds from private placements of convertible preferred stock and of common stock and from the cash provided in the camsirubicin asset purchase transaction. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its minimum obligations through June 2020. The Company’s ability to fund its future operations, including the clinical development of Validive, is dependent primarily upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaboration research transactions. There can be no certainty that future financing or collaborative research transactions will occur.

Note 2 - Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its French branch, its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Pty Ltd and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all disclosures required by GAAP for interim financial reporting. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three months ended March 31, 2018 to conform to the three months ended March 31, 2019 presentation. The reclassifications had no impact on the Company’s comprehensive loss, total assets, or stockholders’ equity.

  MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2019 and as of December 31, 2018, the Company’s condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2019 and 2018, and the Company’s condensed consolidated cash flows for the three months ended March 31, 2019 and 2018. The condensed consolidated results of operations and cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2019 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

The Company adopted Accounting Standards Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In April 2019, the Company analyzed its minimum cash requirements through June 2020 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of March 31, 2019 and December 31, 2018 consist entirely of a money market account.

  MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Deferred Offering Costs

Deferred offering costs represent legal and auditing expenses related to fundraising efforts that have not yet been concluded.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include insurance premiums and software costs that are expensed monthly over the life of the contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. As of March 31, 2019 and December 31, 2018, the Company maintained cash and cash equivalents at two financial institutions. Balances at one financial institution for both periods presented were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, prepaid expenses, deferred offering costs, other current assets, accounts payable, accrued expenses and other current liabilities, the carrying amounts are reasonable estimates of fair value due to their relatively short maturities.

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

In determining fair values of all reported assets and liabilities that represent financial instruments, the Company uses the carrying market values of such amounts. The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources. Unobservable inputs reflect a reporting entity’s pricing an asset or liability developed based on the best information available under the circumstances. The fair value hierarchy consists of the following three levels:

Level 1 - instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 - instrument valuations are obtained from readily-available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 for the three months ended March 31, 2019 and the year ended December 31, 2018.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2019	Level 1	Total
Assets
Cash equivalents(1)	$5,799,421	$5,799,421
Total	$5,799,421	$5,799,421

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account at March 31, 2019.

December 31, 2018	Level 1	Total
Assets
Cash equivalents(1)	$6,788,333	$6,788,333
Total	$6,788,333	$6,788,333

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account at December 31, 2018.

Net Loss per Share

Net loss per share for the three months ended March 31, 2019 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three months ended March 31, 2019 and 2018 is calculated by dividing net loss by the weighted-average shares of the sum of a) common stock outstanding and b) potential dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of March 31, 2019, potentially dilutive securities included stock options to purchase up to 1,105,896 shares of the Company’s common stock. As of March 31, 2018, potentially dilutive securities included stock options to purchase up to 690,596 shares of the Company’s common stock. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities during the reporting period.

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial. During the three months ended March 31, 2019 and 2018, the Company had no clinical trials in progress.

In-process Research and Development

In-process research and development (“IPR&D”) expense represent the costs to acquire technologies to be used in research and development that have not reached technological feasibility, have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators for technologies with no alternative use.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

During the three months ended March 31, 2019 and 2018, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any milestone or royalty payments.

Licensing Agreements

The Company has various agreements to license technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2019 and 2018, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any milestone or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

Leases

Effective January 1, 2019, the Company has adopted ASU 2016-02, Leases, which has been amended by ASU 2018-10, Codification Improvements to Topic 842, Leases, which for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the balance sheet.

As a result, the Company has recorded on its condensed consolidated balance sheet the unamortized present value of its lease payments as (a) a lease liability in other current liabilities and (b) a right-of-use asset in other current assets.

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

Internal Revenue Code Section 382 provides that, after an ownership change, the amount of a loss corporation’s net operating loss (“NOL”) for any post-change year that may be offset by pre-change losses shall not exceed the section 382 limitation for that year. Because the Company will continue to raise equity in the coming years, section 382 will limit the Company’s usage of NOLs in the future.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not more likely than not to be realized with the exception of its U.S. Federal R&D tax credits which will be utilized to reduce payroll taxes in future periods. The Company intends to maintain the valuation allowance until sufficient evidence exists to support their reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be more likely than not to be sustained upon examination. Any amount recognized is generally the largest benefit that is more likely than not to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2019 and 2018, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the years ended December 31, 2017 and 2016 and for the short tax period December 16, 2015 to December 31, 2015. The Company does not anticipate significant changes to its current uncertain tax positions through March 31, 2019. The Company plans on filing its tax returns for the year ending December 31, 2018 prior to the filing deadlines in all jurisdictions.

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

Stock-based compensation costs for options granted to employees and non-employee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over the expected term. The Company selected these companies based on comparable characteristics, including market capitalization, stage of development and with historical share price information sufficient to meet the expected term (life) of the stock-based awards. The expected term for options granted to date is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. In certain cases, the measurement of consultant share-based compensation may be subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are rendered.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. Down round features are common in warrants, convertible preferred shares, and convertible debt instruments issued by private companies and development-stage public companies. This new ASU requires companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The provisions of this new ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company has adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2019.

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for non-employee share-based payments. The ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to non-employees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company has adopted this ASU and determined that it does not have a material effect on its financial condition and condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2019.

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

March 31, 2019

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

Contribution to Capital

In August 2017, the Company’s then largest stockholder, Tactic Pharma, LLC (“Tactic Pharma”), surrendered 2,888,727 shares of common stock back to the Company as a contribution to the capital of the Company. This resulted at that time in reducing Tactic Pharma’s ownership in Monopar from 79.5% to 69.9%.

Sales of Common Stock

Pursuant to an active private placement memorandum, during the period from July 1, 2017 through September 30, 2017, Monopar sold 448,834 shares of common stock at $6 per share for proceeds of approximately $2.7 million. This financing closed on September 30, 2017.

Issuance of Common Stock

In August 2017, the Company issued 3,055,394 shares of its common stock in exchange for cash and intellectual property related to camsirubicin (MNPR-201).

As of March 31, 2019, the Company had 9,291,421 shares of common stock issued and outstanding. The Company no longer has any shares of preferred stock authorized or outstanding.

In April 2016, the Company adopted the 2016 Stock Incentive Plan and the Company’s Board of Directors reserved 700,000 shares of common stock for issuances under the plan (as adjusted subsequent to the Conversion). In October 2017, the Company’s Board of Directors increased the stock option pool to 1,600,000 shares of common stock.

Note 4 - Stock Option Plan

In April 2016, the Company’s Board of Directors and the convertible preferred stockholders representing a majority of the Company’s outstanding stock, approved the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock awards, stock options, stock appreciation rights and other stock-based awards to employees, directors and consultants. Concurrently, the Board of Directors granted to certain Board members and the Company’s acting chief financial officer stock options to purchase up to an aggregate 273,000 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

In January 2018, the Company granted options to purchase up to 32,004 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. In May 2018 and August 2018, the Company granted options to two employees each to purchase up to 5,000 shares of common stock, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. Also in August 2018, the Company granted stock options to all four of its non-employee Board members, the Company’s chief executive officer, chief scientific officer, and chief financial officer to purchase up to an aggregate 425,300 shares of the Company’s common stock at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering; vesting of such options commenced on October 1, 2018.

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

Stock option activity under the Plan was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price
Balances at January 1, 2018	941,408	658,592	$ 0.94
Granted(1)	(487,304)	487,304	6.00
Forfeited(2)	40,000	(40,000)	6.00
Exercised	—	—	—
Balances at December 31, 2018	494,104	1,105,896	2.99
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balances at March 31, 2019	494,104	1,105,896	2.99

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

(2)
Forfeited options resulted from an employee termination.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

A summary of options outstanding as of March 31, 2019 is shown below:

Exercise Prices	Number of Shares subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$ 0.001	555,520	7.5 years	423,500	7.3 years
6.00	550,376	9.3 years	92,943	8.9 years
	1,105,896		516,443

During the three months ended March 31, 2019 and 2018, the Company recognized $150,726 and $26,152, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $62,341 and $39,748, respectively, as R&D expenses. The compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons who are neither employees nor non-employee directors. Stock-based compensation expense for consultants for the three months ended March 31, 2019 and 2018 was $20,709 and $48,627, respectively, which were recorded as R&D expenses.

The fair value of options granted from inception to March 31, 2019 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date is estimated using the simplified method. There were no stock option grants during the three months ended March 31, 2019. For the three months ended March 31, 2018 the weighted average grant date fair value was $3.20 per share. For the three months ended March 31, 2019 and 2018, the fair value of shares vested was $0.5 million and $0.1 million, respectively. At March 31, 2019, the aggregate intrinsic value of outstanding stock options was approximately $3.3 million of which approximately $2.5 million was vested and approximately $0.8 million is expected to vest and the weighted average exercise price in aggregate was $2.99 which includes $1.08 for fully vested stock options and $4.66 for stock options expected to vest. At March 31, 2019, the unamortized unvested balance of stock-based compensation was approximately $0.8 million to be amortized over 3.75 years.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The Company plans to internally develop Validive with the near-term goal of commencing a Phase 3 clinical development program, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds to support the further development of Validive. As of March 31, 2019, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of March 31, 2019, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

In August 2017, Tactic Pharma surrendered 2,888,727 shares of common stock back to the Company as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in Monopar at that time from 79.5% to 69.9%.

In August 2017, the Company executed definitive agreements with Gem Pharmaceuticals, LLC (“Gem”), pursuant to which Tactic Pharma and Gem formed a limited liability company, TacticGem LLC (“TacticGem”). Tactic Pharma contributed 4,111,273 shares of its holdings in Monopar’s common stock to TacticGem and Gem contributed cash and assets to TacticGem. TacticGem then contributed cash and assets to the Company in exchange for stock. The Gem Transaction is discussed in detail in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. As of March 31, 2019, Tactic Pharma beneficially owned 46% of Monopar’s common stock, and TacticGem owned 77% of Monopar’s common stock.

During the three months ended March 31, 2019 and 2018, the Company was advised by four members of its Board of Directors, who were Managers of the LLC prior to the Company’s conversion to a C Corporation. The four former Managers are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of March 31, 2019). Three of the former Managers are also Managing Members of Tactic Pharma. Monopar paid/accrued Managing Members of Tactic Pharma and the Manager of CDR Pharma, LLC, which is the Manager of TacticGem the following: Chandler D. Robinson, the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, and the Manager of CDR Pharma, LLC: $117,769 and $107,499 for the three months ended March 31, 2019 and 2018, respectively; and Andrew P. Mazar, the Company’s Co-Founder, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma and former Manager of the predecessor LLC, $109,435 and $101,250 for the three months ended March 31, 2019 and 2018, respectively. The Company also paid/accrued Christopher M. Starr, the Company’s Co-Founder, Executive Chairman of the Board of Directors, common stockholder and former Manager of the predecessor LLC $30,000 and $25,224 in board fees for the three months ended March 31, 2019 and 2018, respectively. Michael Brown, as a managing member of Tactic Pharma (with no voting power as it relates to the Company commencing February 1, 2019), a previous managing member of Monopar as an LLC and common stockholder and board member of Monopar as a C Corporation was paid/accrued $15,500 and $10,000 in board fees for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the Company paid or accrued legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer was a law partner through January 31, 2019, approximately $33,725, compared to $53,000 paid or accrued legal fees for the three months ended March 31, 2018. The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in these periods.

Note 7 – Commitments and Contingencies

Development and Collaboration Agreements

Onxeo S.A.

The Onxeo license agreement for Validive includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if the Company achieves all milestones, and escalating royalties on net sales from 5% to 10%. During the three months ended March 31, 2019, the Company had not reached any milestones and has not been required to pay Onxeo any funds under this license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 but is not required to pay royalties on product sales. During the three months ended March 31, 2019, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Operating Leases

Commencing January 1, 2018, the Company entered into a lease for its executive headquarters at 1000 Skokie Blvd., Suite 350, Wilmette, Illinois. The lease term is January 1, 2018 through December 31, 2019. In addition, effective February 2019, the Company leases on a month-to-month basis additional office space in the same building. The Company also leased office space in Seattle, Washington, from November 1, 2017 to July 31, 2018.

During the three months ended March 31, 2019 and 2018, the Company recognized operating lease expense of $11,503 and $13,241, respectively, which equaled our cash payments for the period.

As a result of the adoption of ASU 2016-02, as amended by ASU 2018-10, as of March 31, 2019, the Company’s condensed consolidated balance sheet includes (a) a lease liability of $22,676 in other current liabilities, and (b) a right-of-use asset of $22,676 in other current assets. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019. Operating lease expense did not change as a result of the adoption of ASU 2016-02, as amended by ASU 2018-10.

The future lease commitments as presented below represent amounts for the Company’s lease of its executive headquarters.

2019 (April 1 to December 31)	$22,676
Thereafter	—
Total future lease payments	$22,676

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

Overview

We are a clinical stage biopharmaceutical company focused on developing proprietary therapeutics designed to improve clinical outcomes for cancer patients. We are building a drug development pipeline through the licensing and acquisition of oncology therapeutics in late preclinical and clinical development stages. We leverage our scientific and clinical experience to reduce the risk and accelerate the clinical development of our drug product candidates.

We intend to begin a Phase 3 clinical development program for our lead product candidate Validive® (clonidine mucobuccal tablet; clonidine MBT), in the secondhalf of 2019. Validive is designed to be used prophylactically to reduce the incidence, delay the time to onset, and decrease the duration of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy for oropharyngeal cancer (“OPC”). Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local concentrations of clonidine in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

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

 The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for many decades, due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of chemoradiotherapy-induced SOM in patients with OPC.

A pre-Phase 3 meeting with the FDA was held and based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. Based on comments and guidance received from the FDA on the SAP, we intend to initiate a Phase 3 clinical development program to support registration. This program will consist of an adaptive design trial with an interim analysis planned for approximately twelve months after the first patient is dosed, and a confirmatory second trial planned to commence shortly after completion of this interim analysis.

Our second product candidate, camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), is a novel doxorubicin analog that has been designed to eliminate the cardiotoxic side effects generated by doxorubicin and other anthracycline cancer drugs. Camsirubicin is not metabolized to the derivatives that are believed to be responsible for doxorubicin’s cardiotoxic effects but retains anti-cancer activity. A Phase 2 clinical trial for camsirubicin has been completed in patients with unresectable or metastatic sarcoma, showing 6-month progression free survival (“PFS”) of 38%, compared to doxorubicin historical values of 23-33%. We plan to initiate a larger, randomized Phase 2 trial of camsirubicin compared to doxorubicin in patients with metastatic soft tissue sarcoma in the 1st line setting. We believe from the completed Phase 2 trial that we have room to provide camsirubicin at even higher doses and for potentially more cycles of administration. Based on doxorubicin’s well-established dose-response, we hypothesize this increase in dose and cycles administered will further improve the efficacy results of camsirubicin.

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

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and condensed consolidated results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

While our significant accounting policies are described in more detail in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits of R&D staff, fees paid to consultants and to the entities that conduct certain development activities on our behalf, and materials and supplies used in R&D activities.

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient enrollment are accrued and expensed as patients are entered into the trial. During the three months ended March 31,2019 and 2018, we had no clinical trials in progress.

The successful development of our product pipeline is uncertain. We cannot precisely or accurately estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our drug product candidates or the period, if any, in which material net cash inflows from our drug product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drug product candidates, including:

●
receiving less funding than the product programs require;
●
slower than expected progress in developing Validive, camsirubicin, MNPR-101 or other drug product candidates;
●
higher than expected costs to produce our current and future drug product candidates;
●
higher than expected costs for preclinical testing of our current or future acquired and/or in-licensed programs;
●
increased future clinical trial costs, including requirements for increases in the number of patients, clinical sites, size, duration, or complexity of future clinical trials;
●
future clinical trial results;
●
higher than expected costs associated with attempting to obtain regulatory approvals, including without limitation additional costs caused by delays and additional clinical testing mandated by regulatory authorities;
●
higher than expected personnel or other costs, such as adding personnel and engaging consultants;
●
higher than expected costs in pursuing the acquisition or licensing of additional assets;
●
higher than expected costs to protect our intellectual property portfolio or otherwise pursue our intellectual property strategy;
●
lower benefits of our drug product candidates compared to other competitive therapies; and
●
our ability to market, commercialize and achieve market acceptance sufficient to provide financial returns acceptable for future requirements and returns for our investors for any of our drug product candidates that we are developing or may develop in the future.

A change in the outcome of any of these variables with respect to the development of a drug product candidate could mean a significant change in the costs and timing associated with the development of that drug product candidate. We expect that R&D expenses will increase in future periods as a result of additional product candidate programs under development which will require increased personnel, increased consulting, future preclinical studies and clinical trial costs, including clinical drug product manufacturing and related costs.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and expenses for our executive personnel who perform corporate and administrative functions, stock-based compensation expense related to stock options issued to our executive team, legal and audit expenses, general and administrative consulting, board fees and expenses, patent legal and application fees, and facilities and related expenses. Future general and administrative expenses may also include: compensation and expenses related to the employment of personnel or the engagement of consultants in the areas of finance, human resources, information technology, business development, legal, compliance, investor relations and others, depreciation and amortization of general and administrative fixed assets, investor relations and annual meeting expense, and stock-based compensation expense related to additional general and administrative personnel. We expect that our general and administrative expenses will increase in future periods as a result of increased personnel, expanded infrastructure, increased consulting, legal, accounting,investor relations and other expenses associated with being a public reporting company and costs incurred to seek and establish collaborations with respect to any of our drug product candidates.

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

Stock-based compensation costs for options granted to our employees and non-employee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We selected these companies based on comparable characteristics, including market capitalization, risk profiles, stage of development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for options granted during the three months ended March 31, 2019 and 2018 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. The measurement of consultant share-based compensation is subject to periodic adjustments as the underlying equity instruments vest and is recognized as an expense over the period over which services are rendered.

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

In August 2018, we granted stock options to all four of our non-employee Board Members, our chief executive officer, our chief scientific officer, and our chief financial officer stock options to purchase up to an aggregate 425,300 shares of our common stock at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering. Vesting of such stock options commenced on October 1, 2018.

In December 2018, we granted options to purchase up to 20,000 shares of our common stock to our acting chief medical officer, at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering. Vesting of such options commenced on January 1, 2019.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option is determined by a committee of our Board, except that the per share exercise price cannot be less than 100% of the fair market value per share on the grant date. In connection with our stock options issued in April 2016, December 2016, and February 2017, fair market value was established by our Plan Administrator using recently obtained third party valuation reports. In connection with our stock options issued in September 2017, November 2017, January 2018, May 2018, August 2018 and December 2018, fair market value was established by our Plan Administrator Committee based on the price per share at which common stock was sold in our most recent private offering. Options generally expire after ten years.

During the three months ended March 31, 2019 and 2018, we recognized $150,726 and $26,152, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $62,341 and $39,748, respectively, as research and development expenses. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

We recognize as an expense the fair value of options granted to persons who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which were recorded as research and development expense for the three months ended March 31, 2019 and 2018 was $20,709 and $48,627, respectively.

The fair value of options granted from inception to March 31, 2019 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date is estimated using the simplified method. There were no stock option grants during the three months ended March 31, 2019. For the three months ended March 31, 2018 the weighted average grant date fair value was $3.20 per share. For the three months ended March 31, 2019 and 2018, the fair value of shares vested was $0.5 million and $0.1 million, respectively. At March 31, 2019, the aggregate intrinsic value was approximately $3.3 million of which approximately $2.5 million was vested and approximately $0.8 million is expected to vest and the weighted average exercise price in aggregate was $2.99 which includes $1.08 for fully vested stock options and $4.66 for stock options expected to vest. At March 31, 2019, the unamortized unvested balance of stock-based compensation was approximately $0.8 million to be amortized over 3.75 years.

Stock option activity under the Plan for the three months ended March 31, 2019 was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price

Balances, January 1, 2019	494,104	1,105,896	$2.99
Granted	—	—	—
Exercised	—	—	—
Balances, March 31, 2019	494,104	1,105,896	2.99

   A summary of options outstanding as of March 31, 2019 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	7.5 years	423,500	7.3 years
6.00	550,376	9.3 years	92,943	8.9 years
	1,105,896		516,443

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and March 31, 2018

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, (Unaudited)
(in thousands)	2019	2018	Variance
Revenue	$—	$—	$—
Operating expenses:
Research and development expenses	835	457	378
General and administrative expenses	572	440	132
Total operating expenses	1,407	897	510
Operating loss	(1,407)	(897)	(510)
Interest income	31	21	10
Net loss	$(1,376)	$(876)	$500

Research and Development Expenses

Research and Development (“R&D”) expenses for the three months ended March 31, 2019 were approximately $835,000, compared to approximately $457,000, for the three months ended March 31, 2018, increases of which totaled to approximately $378,000. This increase was primarily attributed to:

Three Months Ended March 31, 2019 Versus Three Months Ended March 31, 2018
R&D Expenses (in thousands)
Increase in CRO and related fees in preparation for Validive Phase 3 clinical trial	$402
Increase in clinical materials manufactured for Validive Phase 3 trial	134
Decrease in consulting fees for regulatory consultants utilized in Q1 2018 in preparation for our meeting with the FDA regarding Validive planning not repeated in Q1 2019	(130)
Other, net	(28)
Net increase in R&D expenses	$378

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended March 31, 2019 were approximately $572,000, compared to approximately $440,000, for the three months ended March 31, 2018, which represent increase of approximately $132,000. This increase was primarily attributed to:

Three Months Ended March 31, 2019 Versus Three Months Ended March 31, 2018
G&A Expenses (in thousands)
Increase in Board stock-based compensation (non-cash) due to August 2018 stock option grants to Board Members	$82
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grants to officers	42
Increase in salaries due to 2019 cost of living adjustments and bonuses to G&A personnel	31
Increase in Board fees for 2019 Committee services	23
Decrease in patent legal expenses due to foreign patent applications for Validive in Q1 2018 not repeated in Q1 2019	(22)
Other, net	(24)
Net increase in G&A expenses	$132

Interest Income

Interest income for the three months ended March 31, 2019 versus the three months ended March 31, 2018 increased by approximately $10,000, due to higher bank interest rates on our money market account and on our former escrow account.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $23.0 million as of March 31, 2019. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will need to raise additional capital to fund our operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. From our inception, through May 10, 2019, we have financed our operations primarily through private placements of our preferred stock and of our common stock, the $4.8 million received (net of transaction costs) related to the purchase of camsirubicin, and the shared expenses of our Cancer Research UK collaboration. As of May 10, 2019, we have received net proceeds of approximately $4.7 million (net of issuance costs) from the sale of our preferred stock which have been converted into common stock and we have sold 789,674 shares of our common stock for net proceeds of approximately $4.7 million. We anticipate that the funds raised to-date will fund our minimal required operations through June 2020.

We invest our cash equivalents in a money market account.

Contribution to Capital

In August 2017, our largest stockholder at that time, Tactic Pharma, LLC (“Tactic Pharma”), surrendered 2,888,727 shares of common stock back to us as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in us at that time from 79.5% to 69.9%.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018.

(in thousands)	Three Months Ended March 31, (Unaudited)
	2019	2018	Three Months Ended March 31, 2019 Versus Three Months Ended March 31, 2018

Cash used in operating activities	$(996)	$(809)	$(187)
Cash used in financing activities	(14)	—	(14)
Effect of exchange rates on cash and cash equivalents	(2)	—	(2)
Net change in cash, cash equivalents and restricted cash	$(1,012)	$(809)	$(203)

During the three months ended March 31, 2019, we had a net cash outflow of approximately $(1,012,000) primarily due to increased operating activities compared to net cash outflow of approximately $(809,000) due to operating activities during the three months ended March 31, 2018.

Cash Flow Used in Operating Activities

The increase of approximately $187,000 in cash used in operating activities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily a result of the net changes in operating assets and liabilities.

Cash Flow Used in Investing Activities

There was no cash used in investing activities for the three months ended March 31, 2019 and 2018.

Cash Flow Used in Financing Activities

Cash flow used in financing activities included deferred offering costs of approximately $(14,000) for the three months ended March 31, 2019.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our current or future drug product candidates or we out-license or sell a drug product candidate to another party. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development, future preclinical studies and clinical trials of, and seek regulatory approval for, our current and future drug product candidates. If we are able to list our common stock on Nasdaq or another national stock exchange, we expect to incur additional costs associated with operating as a listed public company. In addition, if we obtain regulatory approval of any of our current or future drug product candidates, we will need substantial additional funding for commercialization requirements and our continuing drug product development operations.

As a company, we have not completed development through marketing approvals of any therapeutic products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●
advance the clinical development and execute the regulatory strategy of Validive;

●
continue the clinical development of camsirubicin;

●
continue the preclinical and potentially enter clinical development of MNPR-101;

●
acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and/or clinical development of such drug product candidates;

●
seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●
establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

●
develop our manufacturing capabilities or establish a reliable, high quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and grow the sales of any product for which we obtain marketing approval; and

●
add operational, financial and management information systems and other specialized expert personnel to support our drug product candidate development and planned commercialization efforts.

We anticipate that the funds raised to-date will fund our minimal operations through at least June 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

●
the progress of regulatory interactions and clinical development of Validive;

●
the progress of clinical development of camsirubicin;

●
the progress of preclinical and clinical development of MNPR-101;

●
the number and characteristics of other drug product candidates that we may license, acquire or otherwise pursue;

●
the scope, progress, timing, cost and results of research, preclinical development and clinical trials of current and future drug product candidates;

●
the costs, timing and outcomes of seeking and obtaining FDA and international regulatory approvals;

●
the costs associated with manufacturing/quality requirements and establishing sales, marketing and distribution capabilities;

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

Expenditures are expected to increase in the second half of 2019 in CRO and clinical site fees, employee compensation and consulting fees as a result of hiring additional employees and consultants to support the planning and initiation of our Validive Phase 3 clinical development program. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the second half of 2019 onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay much higher insurance rates, contract manufacturing costs, contract research organization fees or other clinical development costs that are not currently anticipated. We, under this scenario, plan to pursue raising additional capital over the next 12 – 24 months. The anticipated operating cost increases in 2019 onward are expected to be primarily driven by the funding of our planned Validive Phase 3 clinical development program.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology) to pursue treating severe oral mucositis in patients undergoing chemoradiation treatment for head and neck cancers. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of May 10, 2019, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma, LLC to us included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101 The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of May 10, 2019, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

Office Lease

Effective January 1, 2018, we leased office space in the Village of Wilmette, Illinois for $2,519.50 per month for 24 months. This office space houses our current headquarters. In February 2019, we leased additional office spaces on a month-to month basis at our headquarters and we anticipate that we will lease additional permanent space in the future as we hire additional personnel.

Legal Contingencies

We are currently not, and to-date have never been, a party to any material legal proceedings.

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

Off-Balance Sheet Arrangements

To date, we have not had any off-balance sheet arrangements, as defined under the SEC rules.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have provided certifications filed as Exhibits 31.1 and 32.1, and 31.2, respectively. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by those certifications.

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on February 26, 2019.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report.

Exhibit	Document
31.1	Certification of Chandler D. Robinson, Chief Executive Officer
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: May 10, 2019	By:	/s/ Chandler D. Robinson
Name: Chandler D. Robinson
Title: Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: May 10, 2019	By:	/s/ Kim R. Tsuchimoto
Name: Kim R. Tsuchimoto
Title: Chief Financial Officer (Principal Financial Officer)