Form 10-Q
period 2019-09-30
Monopar Therapeutics
filed 2019-11-12
CIK 1645469

s
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of November 12, 2019, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	9,291,420.614

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

Unless the context otherwise requires, all references to “Monopar,” “we,” “us,” “our,” “our company,” or “the Company” refer to Monopar Therapeutics Inc., a Delaware corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” “potential,” “possible,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements contained in this Quarterly Report include without limitation statements about the market for cancer products in general and statements about our:

●
projections and related assumptions;

●
business and corporate strategy;

●
plans, objectives, expectations, and intentions;

●
clinical and preclinical pipeline and the anticipated development of our technologies, products, and operations;

●
anticipated revenue and growth in revenue from various product offerings;

●
market opportunity, including without limitation the potential market acceptance of our technologies and products and the size of the market for our cancer products;

●
future operating results;

●
anticipated utility of our intellectual property portfolio;

●
projected liquidity and capital expenditures; and

●
development and expansion of strategic relationships, collaborations, and alliances.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated
Balance Sheets

	September 30, 2019	December 31, 2018*
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$ 4,494,540	$ 6,892,772
Deferred offering costs	529,203	344,936
Other current assets	84,878	80,247
Total current assets	5,108,621	7,317,955

Total assets	$ 5,108,621	$ 7,317,955
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$ 483,666	$ 399,551
Total current liabilities	483,666	399,551

Total liabilities	483,666	399,551
Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 9,291,421 shares issued and outstanding at September 30, 2019 and December 31, 2018	9,291	9,291
Additional paid-in capital	29,301,586	28,567,221
Accumulated other comprehensive loss	(12,195)	(2,396)
Accumulated deficit	(24,673,727)	(21,655,712)
Total stockholders’ equity	4,624,955	6,918,404
Total liabilities and stockholders’ equity	$ 5,108,621	$ 7,317,955

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$ —	$ —	$ —	$ —

Operating expenses:
Research and development	219,846	303,684	1,384,740	1,253,472
General and administrative	539,602	363,848	1,714,126	1,151,317
Total operating expenses	759,448	667,532	3,098,866	2,404,789
Loss from operations	(759,448)	(667,532)	(3,098,866)	(2,404,789)
Other income:
Interest income	23,368	27,348	80,851	67,318
Net loss	(736,080)	(640,184)	(3,018,015)	(2,337,471)
Other comprehensive loss:
Foreign currency translation loss	(8,739)	(806)	(9,799)	(2,385)
Comprehensive loss	$ (744,819)	$ (640,990)	$ (3,027,814)	$ (2,339,856)
Net loss per share:
Basic and diluted	$ (0.08)	$ (0.07)	$ (0.32)	$ (0.25)
Weighted average shares outstanding:
Basic and diluted	9,291,421	9,291,421	9,291,421	9,291,421

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
	Common Stock				Accumulated
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’Equity
Balance at January 1, 2018	9,291,421	$ 9,291	$ 28,037,889	$ (18,427,780)	$ —	$ 9,619,400
Non-cash stock compensation	—	—	114,526	—	—	114,526
Net loss	—	—	—	(876,347)	—	(876,347)
Balance at March 31, 2018	9,291,421	9,291	28,152,415	(19,304,127)		8,857,579
Non-cash stock compensation	—	—	88,570	—	—	88,570
Net loss	—	—	—	(820,940)	—	(820,940)
Other comprehensive loss	—	—	—	—	(1,579)	(1,579)
Balance at June 30, 2018	9,291,421	9,291	28,240,985	(20,125,067)	(1,579)	8,123,630
Non-cash stock compensation	—	—	93,244	—	—	93,244
Net loss	—	—	—	(640,184)	—	(640,184)
Other comprehensive loss	—	—	—	—	(806)	(806)
Balance at September 30, 2018	9,291,421	9,291	28,334,229	(20,765,251)	(2,385)	7,575,884
Non-cash stock compensation	—	—	232,992	—	—	232,992
Net loss	—	—	—	(890,461)	—	(890,461)
Other comprehensive loss	—	—	—	—	(11)	(11)
Balance at December 31, 2018	9,291,421	9,291	28,567,221	(21,655,712)	(2,396)	6,918,404
Non-cash stock compensation	—	—	233,776	—	—	233,776
Net loss	—	—	—	(1,376,235)	—	(1,376,235)
Other comprehensive loss	—	—	—	—	(2,127)	(2,127)
Balance at March 31, 2019	9,291,421	9,291	28,800,997	(23,031,947)	(4,523)	5,773,818
Non-cash stock compensation	—	—	257,633	—	—	257,633
Net loss	—	—	—	(905,700)	—	(905,700)
Other comprehensive gain	—	—	—	—	1,067	1,067
Balance at June 30, 2019	9,291,421	9,291	29,058,630	(23,937,647)	(3,456)	5,126,818
Non-cash stock compensation	—	—	242,956	—	—	242,956
Net loss	—	—	—	(736,080)	—	(736,080)
Other comprehensive loss	—	—	—	—	(8,739)	(8,739)
Balance at September 30, 2019	9,291,421	$ 9,291	$ 29,301,586	$ (24,673,727)	$ (12,195)	$ 4,624,955

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$ (3,018,015)	$ (2,337,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (non-cash)	734,365	296,340
Changes in operating assets and liabilities, net
Other current assets	(4,631)	(120,170)
Accounts payable, accrued expenses and other current liabilities	(60,695)	26
Net cash used in operating activities	(2,348,975)	(2,161,275)
Cash flows from financing activities:
Deferred offering costs	(39,458)	—
Net cash used in financing activities	(39,458)	—
Effect of exchange rates on cash and cash equivalents	(9,799)	(2,385)
Net decrease in cash and cash equivalents	(2,398,232)	(2,163,660)
Cash and cash equivalents at beginning of period	6,892,772	9,781,925
Cash and cash equivalents at end of period	$ 4,494,540	$ 7,618,265

The accompanying notes are an integral
part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019
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

Liquidity

The Company has incurred an accumulated deficit of approximately $24.7 million as of September 30, 2019. To date, the Company has primarily funded its operations with the net proceeds from private placements of convertible preferred stock and of common stock and from the cash provided in the camsirubicin asset purchase transaction. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its minimum obligations through December 2020. The Company’s ability to fund its future operations, including the clinical development of Validive and camsirubicin, is dependent primarily upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaboration research transactions. There can be no certainty that future financing or collaborative research transactions will occur.

Note 2 - Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its French branch, its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all disclosures required by GAAP for interim financial reporting. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

Certain reclassifications have been made to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018 to conform to the three and nine months ended September 30, 2019 presentation. The reclassifications had no impact on the Company’s comprehensive loss, total assets, or stockholders’ equity.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2019 and as of December 31, 2018, the Company’s condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, and the Company’s condensed consolidated cash flows for the nine months ended September 30, 2019 and 2018. The condensed consolidated results of operations and cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2019 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 26, 2019.

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

Going Concern Assessment

The Company adopted Accounting Standards Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going-concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In October 2019, the Company analyzed its minimum cash requirements through December 2020 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of September 30, 2019 and December 31, 2018 consist entirely of a money market account.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Deferred Offering Costs

Deferred offering costs represent legal, auditing, and travel expenses related to fundraising efforts that have not yet been concluded.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include insurance premiums and software costs that are expensed monthly over the life of the contract.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. As of September 30, 2019 and December 31, 2018, the Company maintained cash and cash equivalents at two financial institutions. Balances at one financial institution for both periods presented were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2019 and the year ended December 31, 2018. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 for the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2019	Level 1	Total
Assets
Cash equivalents(1)	$4,383,836	$4,383,836
Total	$4,383,836	$4,383,836

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account at September 30, 2019.

December 31, 2018	Level 1	Total
Assets
Cash equivalents(1)	$6,788,333	$6,788,333
Total	$6,788,333	$6,788,333

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account at December 31, 2018.

Net Loss per Share

Net loss per share for the three and nine months ended September 30, 2019 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 is calculated by dividing net loss by the weighted-average shares of the sum of a) common stock outstanding (9,291,421 shares for all periods presented) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of September 30, 2019, potentially dilutive securities included stock options to purchase up to 1,105,896 shares of the Company’s common stock. As of September 30, 2018, potentially dilutive securities included stock options to purchase up to 661,429 shares of the Company’s common stock. For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities during the reporting period.

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial. During the three and nine months ended September 30, 2019 and 2018, the Company had no clinical trials in progress.

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

September 30, 2019

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

During the three and nine months ended September 30, 2019 and 2018, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and nine months ended September 30, 2019 and 2018, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The Company regularly assesses the likelihood that its deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that the Company believes any amounts are more likely than not to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred income tax assets that were previously determined to be unrealizable are now realizable, the respective valuation allowance would be reversed, resulting in a benefit to earnings in the period such determination is made.

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

Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not more likely than not to be realized with the exception of its U.S. Federal R&D tax credits which will be utilized to reduce payroll taxes in future periods. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be more likely than not to be sustained upon examination. Any amount recognized is generally the largest benefit that is more likely than not to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and nine months ended September 30, 2019 and 2018, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the years ended December 31, 2018, 2017 and 2016 and for the short tax period December 16, 2015 to December 31, 2015. The Company does not anticipate significant changes to its current uncertain tax positions through September 30, 2019. The Company plans on filing its tax returns for the year ending December 31, 2019 prior to the extended filing deadlines in all jurisdictions.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees, non-employee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based awards, including stock option grants. The fair value method requires the Company to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model.

Stock-based compensation costs for options granted to employees and non-employee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected terms. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. The Company selected these companies based on reasonably comparable characteristics, including market capitalization, stage of corporate development and with historical share price information sufficient to meet the expected term (life) of the stock-based awards. The expected term for options granted to date is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

As of September 30, 2019, the Company had 9,291,421 shares of common stock issued and outstanding. The Company no longer has any shares of preferred stock authorized or outstanding.

In April 2016, the Company adopted the 2016 Stock Incentive Plan and the Company’s Board of Directors reserved 700,000 shares of common stock for issuances under the plan (as adjusted subsequent to the Conversion). In October 2017, the Company’s Board of Directors voted to increase the stock-based award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders.

Note 4 - Stock Option Plan

In April 2016, the Company’s Board of Directors and the convertible preferred stockholders representing a majority of the Company’s outstanding stock, approved the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock awards, stock options, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. Concurrently, the Board of Directors granted to certain Board members and the Company’s then acting chief financial officer stock options to purchase up to an aggregate 273,000 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock.

In December 2016, the Board of Directors granted to the Company’s acting chief medical officer stock options to purchase up to 7,000 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock.

In February 2017, the Board of Directors granted to certain Board members and to the Company’s then acting chief financial officer stock options to purchase up to an aggregate 275,520 shares of the Company’s common stock at an exercise price of $0.001 par value based upon a third-party valuation of the Company’s common stock. In September 2017, the Board of Directors represented by the designated Plan Administrator, granted stock options to purchase up to 21,024 shares of common stock to each of the three new Board members and in November 2017, the Company granted stock options to purchase up to 40,000 shares of common stock to an employee. These Board and employee stock options have an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

In January 2018, the Company granted stock options to purchase up to 32,004 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. In May 2018 and August 2018, the Company granted stock options to two employees each to purchase up to 5,000 shares of common stock, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. Also in August 2018, the Company granted stock options to all four of its non-employee Board members, the Company’s chief executive officer, chief scientific officer, and chief financial officer to purchase up to an aggregate 425,300 shares of the Company’s common stock at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering; vesting of such stock options commenced on October 1, 2018.

In December 2018, the Company granted stock options to purchase up to 20,000 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering. Vesting of such stock options commenced on January 1, 2019.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Stock option activity under the Plan was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price
Balances at January 1, 2018	941,408	658,592	$ 0.94
Granted(1)	(487,304)	487,304	6.00
Forfeited(2)	40,000	(40,000)	6.00
Exercised	—	—	—
Balances at December 31, 2018	494,104	1,105,896	2.99
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Balances at September 30, 2019	494,104	1,105,896	2.99

(1)
32,004 options vest as follows: options to purchase up to 12,000 shares of common stock vest on the grant date, options to purchase up to 1,667 shares of common stock vest on the 1st of each month thereafter. 5,000 options vest 6/48ths on the grant date and 1/48th per month thereafter. 5,000 options vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter. 320,900 options vest 6/51 at the six-month anniversary of vesting commencement date and 1/51 per month thereafter, with vesting commenced on October 1, 2018. 104,400 options vest quarterly over 5 quarters, with the first quarter commenced on October 1, 2018. 20,000 options vest as follows: options to purchase up to 1,667 shares of common stock vest on January 31, 2019 and the last day of each month thereafter.

(2)
Forfeited options resulted from an employee termination.

A summary of options outstanding as of September 30, 2019 is shown below:

Exercise Prices	Number of Shares subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	7.0 years	457,940	6.9 years
6.00	550,376	8.8 years	232,341	8.7 years
	1,105,896		690,281

During the three months ended September 30, 2019 and 2018, the Company recognized $154,906 and $29,383, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $67,347 and $32,147, respectively, as research and development expenses. During the nine months ended September 30, 2019 and 2018, the Company recognized $470,232 and $81,896, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $202,012 and $108,873, respectively, as research and development expenses. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which was recorded as research and development expense for the three and nine months ended September 30, 2019 was $20,704 and $62,121, respectively. Stock-based compensation expense for consultants which was recorded as research and development expense for the three and nine months ended September 30, 2018 was $31,714 and $105,571, respectively.

The fair value of options granted from inception to September 30, 2019 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method. There were no stock option grants during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018 the weighted average grant date fair value was $4.34 per share and $4.25 per share, respectively. For the three months ended September 30, 2019 and 2018, the fair value of shares vested was $210,889 and $79,069, respectively. For the nine months ended September 30, 2019 and 2018, the fair value of shares vested was $639,365 and $316,263, respectively. At September 30, 2019, the aggregate intrinsic value of outstanding stock options was approximately $3.3 million of which approximately $2.7 million was vested and approximately $0.6 million is expected to vest and the weighted average exercise price in aggregate was $2.99 which includes $2.02 for fully vested stock options and $4.59 for stock options expected to vest. At September 30, 2019, the unamortized unvested balance of stock-based compensation was approximately $1.5 million to be amortized over 2.5 years.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The Company plans to internally develop Validive with the near-term goal of commencing a Phase 3 clinical development program, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds to support the further development of Validive. As of September 30, 2019, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the one-time license fee.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of September 30, 2019, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

In August 2017, the Company executed definitive agreements with Gem Pharmaceuticals, LLC (“Gem”), pursuant to which Tactic Pharma and Gem formed a limited liability company, TacticGem LLC (“TacticGem”). Tactic Pharma contributed 4,111,273 shares of its holdings in Monopar’s common stock to TacticGem and Gem contributed cash and assets to TacticGem. TacticGem then contributed cash and assets to the Company in exchange for stock. The Gem Transaction is discussed in detail in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. As of September 30, 2019, Tactic Pharma beneficially owned 46% of Monopar’s common stock, and TacticGem owned 77% of Monopar’s common stock.

During the three and nine months ended September 30, 2019 and 2018, the Company was governed by four members of its Board of Directors, who were Managers of the LLC prior to the Company’s conversion to a C Corporation. The four former Managers are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of September 30, 2019). Three of the former Managers are also Managing Members of Tactic Pharma. Monopar paid or accrued payments for Managing Members of Tactic Pharma and the Manager of CDR Pharma, LLC, which is the Manager of TacticGem the following: Chandler D. Robinson, the Company’s Co-Founder, Chief Executive Officer, common stockholder, board member of Monopar as a C Corporation, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, and the Manager of CDR Pharma, LLC: $112,010 and $107,500 for the three months ended September 30, 2019 and 2018, respectively; and $340,091 (including $7,500 bonus paid on March 8, 2019) and $322,500 for the nine months ended September 30, 2019 and 2018, respectively; Andrew P. Mazar, the Company’s Co-Founder, Chief Scientific Officer, common stockholder, board member of Monopar as a C Corporation, Managing Member of Tactic Pharma and former Manager of the predecessor LLC: $105,473 and $101,250 for the three months ended September 30, 2019 and 2018, respectively; and $318,783 (including $5,600 bonus paid on March 8, 2019) and $303,750 for the nine months ended September 30, 2019 and 2018, respectively. The Company also paid or accrued payments for Christopher M. Starr, the Company’s Co-Founder, Executive Chairman of Monopar’s Board of Directors as a C Corporation, common stockholder and former Manager of the predecessor LLC $30,000 and $25,224 for the three months ended September 30, 2019 and 2018; and $90,000 and $75,673 for the nine months ended September 30, 2019 and 2018, respectively. Michael Brown, as a managing member of Tactic Pharma (with no voting power as it relates to the Company commencing February 1, 2019), a previous managing member of Monopar as an LLC and common stockholder and board member of Monopar as a C Corporation was paid or accrued for $15,500 and $10,000 in board fees for the three months ended September 30, 2019 and 2018; and $46,500 and $30,000 for the nine months ended September 30, 2019 and 2018, respectively.

During the three and nine months ended September 30, 2018, the Company paid or accrued legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer was a law partner through January 31, 2019, approximately $38,774 and $131,358, respectively. The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in these periods.

Note 7 – Commitments and Contingencies

Development and Collaboration Agreements

Onxeo S.A.

The Onxeo license agreement for Validive includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if the Company achieves all milestones, and escalating royalties on net sales from 5% to 10%. During the three and nine months ended September 30, 2019, the Company had not reached any of these milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current 1st line treatment for ASTS, doxorubicin. Enrollment of the trial is expected to begin in the first quarter of 2020 and will include approximately 170 ASTS patients. The Company will provide study drug and supplemental financial support for the clinical trial averaging approximately $1 million to $2 million per year. During the three and nine months ended September 30, 2019, the Company provided a nominal amount of financial support. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 but is not required to pay royalties on product sales. During the three and nine months ended September 30, 2019, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Operating Leases

Commencing January 1, 2018, the Company entered into a lease for its executive headquarters at 1000 Skokie Blvd., Suite 350, Wilmette, Illinois. The lease term is January 1, 2018 through December 31, 2019. In addition, effective February 2019, the Company leases on a month-to-month basis additional office space in the same building.

During the three and nine months ended September 30, 2019, the Company recognized operating lease expense of $13,462 and $38,427, respectively. During the three and nine months ended September 30, 2018, the Company recognized operating lease expense of $10,451 and $33,036, respectively.

As a result of the adoption of ASU 2016-02, as amended by ASU 2018-10, as of September 30, 2019, the Company’s condensed consolidated balance sheet includes (a) a lease liability of $7,559 in other current liabilities, and (b) a right-of-use asset of $7,559 in other current assets. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019. The effect on the operating lease expense was nominal as a result of the adoption of ASU 2016-02, as amended by ASU 2018-10.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

The future lease commitments as presented below represent amounts for the Company’s lease of its executive headquarters.

2019 (October 1 to December 31)	$7,559
Thereafter	-
Total future lease payments	$7,559

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

We are aiming to start a Phase 3 clinical development program for our lead product candidate Validive® (clonidine mucobuccal tablet; clonidine MBT), in the first quarter of 2020. Validive is designed to be used prophylactically to reduce the incidence, delay the time to onset, and decrease the duration of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy for oropharyngeal cancer (“OPC”). Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local concentrations of clonidine in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

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

 The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, with an estimated 40,000 new cases of OPC in the U.S. alone in 2019. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for many decades, due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of chemoradiotherapy-induced SOM in patients with OPC.

A pre-Phase 3 meeting with the FDA was held and based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (“EMA/CHMP”/”SAWP”). Based on comments and guidance provided by the FDA and EMA, we are aiming to start a Phase 3 clinical development program in the first quarter of 2020 to support registration. This program will consist of an adaptive design trial with an interim analysis planned for approximately twelve months after the first patient is dosed, and a confirmatory second trial planned to commence shortly after completion of this interim analysis.

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

Based on encouraging clinical results to date, we plan to continue the development of camsirubicin in patients with ASTS in the first line setting, where the current first line treatment is doxorubicin. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients on treatment who are responding. In June 2019, we entered into a clinical collaboration with Grupo Español de Investigación en Sarcomas (“GEIS”). GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin as first line therapy in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma, that has worked with many of the leading biotech and global pharmaceutical companies. Enrollment of the trial is expected to begin in the first quarter of 2020 and will include approximately 170 ASTS patients. The primary endpoint of the trial will be progression-free survival, with secondary endpoints including overall survival and incidence of treatment-emergent adverse events. In October 2019, the EMA’s Committee for Orphan Medicinal Products adopted a positive opinion to grant orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU.

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

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient enrollment are accrued and expensed as patients are entered into the trial. During the three and nine months ended September 30, 2019 and 2018, we had no clinical trials in progress.

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
●
higher than expected costs to produce, test, package, warehouse, and distribute our current and future drug product candidates;
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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation and expenses for our executive personnel who perform corporate and administrative functions, stock-based compensation expense related to stock options granted to our executive team, legal and audit expenses, general and administrative consulting, board fees and expenses, patent legal and application fees, and facilities and related expenses. Future general and administrative expenses may also include: compensation and expenses related to the employment of personnel or the engagement of consultants in the areas of finance, human resources, information technology, business development, legal, compliance, investor relations and others, depreciation and amortization of general and administrative fixed assets, investor relations and annual meeting expense, and stock-based compensation granted to personnel who perform corporate and administrative functions. We expect that our general and administrative expenses will increase in future periods as a result of increased personnel, expanded infrastructure, increased consulting, legal, accounting/auditing, investor relations and other expenses associated with being a public reporting company, costs incurred to seek and establish collaborations with respect to any of our drug product candidates, and costs required to find and acquire or license additional product candidates to expand our product pipeline.

Stock-Based Compensation

We account for stock-based compensation arrangements with employees, non-employee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based awards, including stock option grants. The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model.

Stock-based compensation costs for stock options granted to our employees and non-employee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the three and nine months ended September 30, 2019 and 2018 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Prior to January 1, 2019, the measurement of consultant stock-based compensation was subject to periodic adjustments as the underlying equity instruments vest. Since January 1, 2019, consultant stock-based compensation is valued on the grant date and is recognized as an expense over the period during which services are rendered.

Stock Option Plan

In April 2016, our Board and the preferred stockholders representing a majority in interest of our outstanding stock approved the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as subsequently amended (the “Plan”), allowing us to grant up to an aggregate 700,000 shares of stock awards, stock options, stock appreciation rights and other stock-based awards to our employees, non-employee directors and consultants. In October 2017, our Board voted to increase the stock option pool to 1,600,000 shares, which subsequently was approved by our stockholders. Through February 2017, our Board granted to Board Members, our then acting chief financial officer, and our acting chief medical officer stock options to purchase up to an aggregate 555,520 shares of our common stock at an exercise price of $0.001 par value based upon third party valuations of our common stock.

In September 2017, we granted stock options to purchase up to 21,024 shares of our common stock to each of the three new Board Members and in November 2017, we granted options to purchase up to 40,000 shares of our common stock to an employee. These Board and employee stock options have an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering.

In January 2018, we granted stock options to purchase up to 32,004 shares of our common stock to our acting chief medical officer at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering. In May 2018 and August 2018, we granted stock options to purchase up to 5,000 shares of our common stock each to two employees at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering.

In August 2018, we granted stock options to all four of our non-employee Board members, our chief executive officer, our chief scientific officer, and our chief financial officer to purchase up to an aggregate 425,300 shares of our common stock at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering. Vesting of such stock options commenced on October 1, 2018.

In December 2018, we granted stock options to purchase up to 20,000 shares of our common stock to our acting chief medical officer, at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering. Vesting of such stock options commenced on January 1, 2019.

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

During the three months ended September 30, 2019 and 2018, we recognized $154,906 and $29,383, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $67,347 and $32,147, respectively, as research and development expenses. During the nine months ended September 30, 2019 and 2018, we recognized $470,232 and $81,896, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $202,012 and $108,873, respectively, as research and development expenses. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in our condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

We recognize as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which were recorded as research and development expense for the three and nine months ended September 30, 2019 was $20,704 and $62,121, respectively. Stock-based compensation expense for consultants which were recorded as research and development expense for the three and nine months ended September 30, 2018 was $31,714 and $105,571, respectively.

The fair value of options granted from inception to September 30, 2019 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method. There were no stock option grants during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018 the weighted average grant date fair value was $4.34 per share and $4.25 per share, respectively. For the three months ended September 30, 2019 and 2018, the fair value of shares vested was $210,889 and $79,069, respectively. At September 30, 2019, the aggregate intrinsic value was approximately $3.3 million of which approximately $2.7 million was vested and approximately $0.6 million is expected to vest and the weighted average exercise price in aggregate was $2.99 which includes $2.02 for fully vested stock options and $4.59 for stock options expected to vest. At September 30, 2019, the unamortized unvested balance of stock-based compensation was approximately $1.5 million to be amortized over 2.5 years.

Stock option activity under the Plan for the nine months ended September 30, 2019 was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price

Balances, January 1, 2019	494,104	1,105,896	$2.99
Granted	—	—	—
Exercised	—	—	—
Balances, September 30, 2019	494,104	1,105,896	2.99

A summary of options outstanding as of September 30, 2019 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted Average Remaining Contractual Term	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted Average Remaining Contractual Term
$0.001	555,520	7.0 years	457,940	6.9 years
6.00	550,376	8.8 years	232,341	8.7 years
	1,105,896		690,281

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(in thousands)	2019	2018	Variance	2019	2018	Variance

Revenues	$—	$—	$—	$—	$—	$—

Research and development expenses	220	304	(84)	1,385	1,253	132
General and administrative expenses	539	364	175	1,714	1,151	563

Total operating expenses	759	668	91	3,099	2,404	695

Loss from operations	(759)	(668)	(91)	(3,099)	(2,404)	(695)
Interest income	23	28	(5)	81	67	14
Net loss	$(736)	$(640)	$(96)	$(3,018)	$(2,337)	$(681)

Research and Development Expenses

Research and Development (“R&D”) expenses for the three and nine months ended September 30, 2019 were approximately $220,000 and $1,385,000, compared to approximately $304,000 and $1,253,000, for the three and nine months ended September 30, 2018. This represents a decrease of approximately ($84,000) for the three-month variance, and an increase of approximately $132,000 for the nine-month variance detailed as follows:

Three months ended September 30, 2019 versus three months ended September 30, 2018
R&D Expenses (in thousands)
Increase in R&D consulting related to Validive and camsirubicin clinical trial preparation and related research	$52
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grant to officer	35
Reduction of previous accrual related to clinical materials manufacturing for Validive	(172)
Other, net	1
Net decrease in R&D expenses	$(84)

Nine months ended September 30, 2019 versus nine months ended September 30, 2018
R&D Expenses (in thousands)
Increase in CRO and related fees in Q1 2019 in preparation for Validive Phase 3 clinical trial	$368
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grant to officer	93
Decrease in stock-based compensation (non-cash) to the Acting Chief Medical Officer due to longer vesting of stock options granted for 2019	(43)
Decrease in R&D compensation primarily due to the departure of our VP of Clinical Development in June 2018	(116)
Decrease in consulting fees for regulatory consultants utilized in 2018 in preparation for our meeting with the FDA regarding Validive planning not repeated in 2019	(169)
Other, net	(1)
Net increase in R&D expenses	$132

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three and nine months ended September 30, 2019 were approximately $539,000 and $1,714,000, compared to approximately $364,000 and $1,151,000, for the three and nine months ended September 30, 2018, which represent increases of approximately $175,000 and $563,000, for the for the three-month variance and nine-month variance, respectively. These increases were primarily attributed to:

Three months ended September 30, 2019 versus three months ended September 30, 2018
G&A Expenses (in thousands)
Increase in Board stock-based compensation (non-cash) due to August 2018 stock option grants to Board Members	$79
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grants to officers	46
Increase in Board fees for 2019 committee services	23
Increase in audit fees due to increased scope and accounting complexity	20
Other, net	7
Net increase in G&A expenses	$175

Nine months ended September 30, 2019 versus nine months ended September 30, 2018
G&A Expenses (in thousands)
Increase in Board stock-based compensation (non-cash) due to August 2018 stock option grants to Board Members	$244
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grants to officers	145
Increase in audit fees due to increased scope and accounting complexity	96
Increase in Board fees for 2019 committee services	66
Increase in G&A salaries and benefits due to 2019 cost of living adjustments and 2018 bonuses	40
Other, net	(28)
Net increase in G&A expenses	$563

Interest Income

Interest income for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 decreased by approximately $5,000 due to the decrease in bank balances resulting from the use of cash in operating activities. For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 interest income increased by approximately $14,000, due to higher bank interest rates on our money market account.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $24.7 million as of September 30, 2019. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will need to raise additional capital to fund our operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. From our inception, through November 12, 2019, we have financed our operations primarily through private placements of our preferred stock and of our common stock, the $4.8 million received (net of transaction costs) related to the purchase of camsirubicin, and the shared expenses of our former Cancer Research UK collaboration. As of November 12, 2019, we have received net proceeds of approximately $4.7 million (net of issuance costs) from the sale of our preferred stock which have been converted into common stock and we have sold 789,674 shares of our common stock for net proceeds of approximately $4.7 million. We anticipate that the available funds as of November 12, 2019 will fund our minimal required operations through December 2020.

We invest our cash equivalents in a money market account.

Contribution to Capital

In August 2017, our largest stockholder at that time, Tactic Pharma, LLC (“Tactic Pharma”), surrendered 2,888,727 shares of common stock back to us as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in us at that time from 79.5% to 69.9%.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018.

Cash Flows (in thousands)	Nine months ended September 30, (Unaudited)
	2019	2018	Nine months ended September 30, 2019 versus nine months ended September 30, 2018

Cash used in operating activities	$(2,349)	$(2,161)	$(188)
Cash used in financing activities	(39)	—	(39)
Effect of exchange rates on cash and cash equivalents	(10)	(3)	(7)
Net change in cash and cash equivalents	$(2,398)	$(2,164)	$(234)

During the nine months ended September 30, 2019, we had a net cash outflow of approximately $(2,398,000) primarily due to operating activities compared to net cash outflow of approximately $(2,164,000) due primarily to operating activities during the nine months ended September 30, 2018.

Cash Flow Used in Operating Activities

The increase of approximately $188,000 in cash flow used in operating activities during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily a result of increased R&D and G&A cash operating expenses (excludes non-cash stock compensation) as discussed above.

Cash Flow Used in Investing Activities

There was no cash flow used in investing activities for the nine months ended September 30, 2019 and 2018.

Cash Flow Used in Financing Activities

The increase of approximately $39,000 in cash flow used in financing activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was primarily a result of deferred offering costs incurred in 2019 related to a future financing.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval of and commercialize any of our current or future drug product candidates or we out-license or sell a drug product candidate to another party. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development, future preclinical studies and clinical trials of, and seek regulatory approval for, our current and future drug product candidates. If we are able to list our common stock on Nasdaq or another national stock exchange, we expect to incur additional costs associated with operating as a listed stock trading public company. In addition, if we obtain regulatory approval of any of our current or future drug product candidates, we will need substantial additional funding for commercialization requirements and our continuing drug product development operations.

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

We anticipate that the funds available as of November 12, 2019 will fund our minimal operations through at least December 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

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

Expenditures are expected to increase in the first quarter of 2020 onward for: CRO and clinical site fees for the Validive Phase 3 clinical trial; process development and manufacturing costs of camsirubicin in preparation for the GEIS Phase 2 clinical trial; collaboration milestone fees; employee compensation and consulting fees as a result of hiring additional employees and consultants to support the planning and initiation of our Validive Phase 3 clinical development program; and in adjusting employee compensation to align with comparable public companies. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the first quarter of 2020 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay much higher contract manufacturing costs, contract research organization fees, other clinical development costs or insurance costs that are not currently projected. We, under this scenario, plan to pursue raising additional capital over the next 12 – 24 months. The anticipated operating cost increases in the first quarter of 2020 onward are expected to be primarily driven by the funding of our planned Validive Phase 3 clinical development program and in support of the GEIS Phase 2 clinical trial of camsirubicin.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, which will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology) to pursue treating severe oral mucositis in patients undergoing chemoradiation treatment for head and neck cancers. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of November 12, 2019, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin in patients with ASTS. Enrollment of the trial is expected to begin in the first quarter of 2020 and will include approximately 170 ASTS patients. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $1 million to $2 million per year. As of November 12, 2019, we have only paid a nominal amount of financial support. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma, LLC to us included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101 The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of November 12, 2019, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONOPAR THERAPEUTICS INC.

Dated: November 12, 2019	By:	/s/ Chandler D. Robinson
Name: Chandler D. Robinson
Title: Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: November 12, 2019	By:	/s/ Kim R. Tsuchimoto
Name: Kim R. Tsuchimoto
Title: Chief Financial Officer (Principal Financial Officer)