Form 10-K
period 2019-12-31
Monopar Therapeutics
filed 2020-03-27
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 19

For the Fiscal Year Ended December 31, 2019

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from   __________   to ____________

Commission File Number: 001-39070

MONOPAR THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

DELAWARE	32-0463781
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1000 Skokie Blvd., Suite 350, Wilmette, IL	60091
(Address of principal executive offices)	(zip code)

(847) 388-0349

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	MNPR	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

                                            Securities registered pursuant to section 12(g) of the Act:

                                    None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the registrant's equity securities.

The number of shares outstanding with respect to each of the classes of our common stock, as of March 13, 2020, is set forth below:

Class	Number of shares outstanding
Common stock, par value $0.001 per share	10,621,535

The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2020 annual meeting of stockholders are incorporated by reference into Part III

MONOPAR THERAPEUTICS INC. TABLE OF CONTENTS

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●
our ability to raise sufficient funds in the coming months in order for us to start our Validive Phase 3 clinical trial and thereafter in order to complete Validive’s Phase 3 clinical trial, support further development of camsirubicin beyond Phase 2 and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization;

●
our ability to find a suitable pharmaceutical partner to further our development efforts, if we are unable to raise sufficient additional financing;

●
risks and uncertainties associated with our research and development activities, including our clinical trials;

●
estimated timeframes for our clinical trials and regulatory reviews for approval to market products;

●
plans to research, develop and commercialize our current and future product candidates;

●
the rate and degree of market acceptance and clinical utility of any products for which we receive marketing approval;

●
the difficulties of commercialization, marketing and manufacturing capabilities and strategy;

●
uncertainties of intellectual property position and strategy;

●
challenging future financial performance;

●
the risks inherent in our estimates regarding expenses, capital requirements and need for additional financing;

●
the impact of government laws and regulations;

●
our ability to attract and retain key personnel;

●
  the impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing; and

●
uncertainty of financial and operational projections.

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

PART I

Item 1. Business

You should read the following discussion in conjunction with our financial statements as of December 31, 2019 and the notes to such financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. We are building a drug development pipeline through the licensing and acquisition of oncology therapeutics in late preclinical and clinical development stages. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

  On December 23, 2019, we closed our initial public offering. We sold 1,277,778 shares of our common stock at a public offering price of $8.00 per share. Net proceeds were approximately $9.4 million, after deducting underwriting discounts and accrued, unpaid offering expenses. Our common stock began trading on the Nasdaq Capital Market on December 19, 2019.

  On January 13, 2020, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC (“JonesTrading”), as sales agent, pursuant to which we may offer and sell (at our discretion), from time to time, through or to JonesTrading shares of our common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, as of March 13, 2020, we sold 33,903 shares of our common stock at an average gross price of $15.9994 for net proceeds of $526,143, after fees and commissions of $16,284.

  We are devoting a significant portion of the net proceeds from our initial public offering to fund our camsirubicin Phase 2 clinical trial for which we recently signed a collaboration agreement with Grupo Español de Investigación en Sarcomas (“GEIS”), discussed in further detail below. We believe the net proceeds from our initial public offering will be sufficient to enable us to obtain topline results for that camsirubicin Phase 2 clinical trial. We are aiming to enroll the first patient in a Phase 3 clinical development program for our lead product candidate, Validive (clonidine mucobuccal tablet; clonidine MBT) within a few months of raising sufficient funds. To do so, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue in the coming months.

Our Product Candidates

Validive is designed to be used prophylactically to reduce the incidence, delay the time to onset, and decrease the duration of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy (“CRT”) for oropharyngeal cancer (“OPC”). SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation. The majority of patients receiving CRT to treat their OPC develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. The potential clinical benefits to patients of reducing or delaying the incidence of SOM, or reducing the duration of SOM, include: reduced treatment discontinuations leading to potentially improved overall survival outcomes; reduced mouth and throat pain avoiding the need to receive parenteral nutrition; and decreased long-term and often permanent debilitation arising from swallowing difficulties, neck and throat spasms, and lung complications due to food aspiration. Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local delivery of drug in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

In September 2017, we exercised an option to license Validive from Onxeo S.A., the company that developed Validive through its Phase 2 clinical trial. In the completed Phase 2 clinical trial, Validive demonstrated clinically meaningful efficacy signals within the 64-patient OPC population randomized to placebo, Validive 50 µg dose and Validive 100 µg dose. The absolute incidence of SOM in OPC patients who received a dose of Validive 100 µg once per day was reduced by 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, and 38.9% in Validive 100 µg group). The median time to onset of SOM was 37 days in the placebo cohort; 45 days in the Validive 50 µg cohort and no median time of onset was reached in the Validive 100 µg group since fewer than half of this cohort of patients developed SOM. There was also a 37.8% reduction in the median duration of the SOM for the Validive 100 µg group versus placebo (41.0 days placebo group, 34.0 days Validive 50 µg group, and 25.5 days Validive 100 µg group) in patients that developed SOM. Median duration of SOM across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. A positive dose response was seen in each of these three clinical endpoints. Additionally, patients in the Validive cohorts in the Phase 2 clinical trial demonstrated a safety profile similar to that of placebo. While not designed by us, Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 3 clinical program.

SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor (alpha-2AR) on macrophages (white blood cells present in the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the oral cavity and oropharynx over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late onset toxicities, including trismus (jaw, neck, and throat spasms), dysphagia, and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of chemoradiotherapy. We believe that a reduction in the incidence and duration of SOM by Validive will have the potential to reduce treatment discontinuation and/or treatment delays potentially leading to improved survival outcomes, and reducing or eliminating these long-term morbidities resulting from CRT.

The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, with an estimated 40,000 new cases of OPC in the U.S alone in 2019. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for many decades due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of CRT-induced SOM in patients with OPC since CRT is the standard of care treatment, and we do not anticipate this changing for years to come.

A pre-Phase 3 meeting with the FDA was held and based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP). Based on comments and guidance provided by FDA and EMA, subject to our ability to raise additional funding or find a suitable pharmaceutical partner, we are aiming to enroll the first patient in our Phase 3 randomized trial for our lead product candidate, Validive, within the few months following consummation of such partnership or additional financing. The Validive program will consist of an adaptive design trial with an interim analysis planned for approximately twelve months after the first patient is dosed, and a confirmatory second trial planned to commence shortly after completion of this interim analysis.

Our second product candidate, camsirubicin, is a novel analog of doxorubicin which has been designed to reduce the cardiotoxic side effects generated by doxorubicin while retaining anti-cancer activity. Camsirubicin is not metabolized to the derivatives that are believed to be responsible for doxorubicin’s cardiotoxic effects. A Phase 2 clinical trial for camsirubicin has been completed in patients with advanced (e.g. unresectable or metastatic) soft tissue sarcoma (“ASTS”). Average life expectancy for these patients is 12-15 months. In this study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction of cumulative dose in patients with ASTS. Doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2. Even if a patient is responding, they are pulled off of doxorubicin treatment once this cumulative dose has been reached.

Based on encouraging clinical results to date, we plan to continue the development of camsirubicin as 1st-line treatment in patients with ASTS, where the current first line treatment is doxorubicin. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients who are responding on treatment. In June 2019, we entered into a clinical collaboration with GEIS. GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma, that has worked with many of the leading biotech and global pharmaceutical companies. Enrollment of the trial is currently anticipated to begin in the second half of 2020, and to include approximately 170 ASTS patients, an interim analysis, and take around two years to enroll. The primary endpoint of the trial will be progression-free survival, with secondary endpoints including overall survival and incidence of treatment-emergent adverse events. In November 2019, the European Commission granted orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU.

Our third program, MNPR-101 (formerly huATN-658), is a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”) for the treatment of advanced cancers. The IND-enabling work is nearly completed.

Our management team has extensive experience in developing therapeutics through regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, and completed the sale of a biopharmaceutical company for over $800 million in cash. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline.

Our Product Pipeline

Our Strategy

Leveraging the experience and the demonstrated competencies of our management team, our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address the unmet medical needs of cancer patients. The key elements of our strategy to achieve this goal are to:

●
Advance the clinical development of camsirubicin, by pursuing clinical indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which will allow camsirubicin to go head to head against doxorubicin, the current 1st-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single arm Phase 2 study. Clinical benefit was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction for cumulative dose (doxorubicin is limited to 450 mg/m2 cumulative dose due to heart toxicity).

●
Leverage data generated from the Phase 2 Validive clinical trial to position us well for a successful Phase 3 clinical program for Validive for SOM in OPC. In a Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to onset was delayed, and the duration in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, position us well for a successful Phase 3 clinical trial program.

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

Validive (clonidine mucobuccal tablet; clonidine MBT)

Validive is an MBT of clonidine. The MBT formulation was developed to enhance the oral mucosal drug delivery and significantly increase the salivary concentrations of the active ingredient while minimizing systemic absorption. The Validive tablet is tasteless and administered once daily by affixing it to the outside of the patient’s upper gum where it dissolves slowly over a period of several hours, resulting in the extended release of clonidine into the oral cavity and oropharynx, the site of SOM following chemoradiation treatment for OPC. Validive therapy is designed to begin on the first day of chemoradiation treatment and continue daily through the last day of treatment.

SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation therapy. Patients receiving CRT to treat their OPC often develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. We believe Validive has the potential to address several critical elements that affect SOM patients, including:

●
Reduction in the incidence of SOM. SOM increases the risk of acute and chronic comorbidities, including dysphagia, trismus and lung complications, which are often irreversible and lead to increased hospitalization and the need for additional interventions. In a Phase 2 clinical trial, the OPC patient cohort treated with Validive 100 µg demonstrated a reduction in the absolute incidence of SOM compared to placebo of 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, 38.9% in Validive 100 µg group). A reduced incidence of SOM in OPC patients may lower the risk of acute and chronic comorbidities and improve quality of life.

●
Delay in the time to onset of SOM. SOM can cause cancer treatment delay and/or discontinuation, which may impact overall survival and efficacy outcomes. In a Phase 2 clinical trial, the OPC patients had a time to onset of SOM of 37 days in the placebo cohort; 45-day time to onset of SOM in the Validive 50 µg cohort; and a median time to onset was not reached in the Validive 100 µg group as fewer than half of the patients developed SOM. Delaying the time to onset of SOM may lead to fewer missed chemoradiotherapy treatments, resulting in improved overall survival outcomes.

●
Decrease in the duration of SOM. Longer duration of SOM leads to a higher risk of the need for parenteral nutrition and lower quality of life. SOM patients experience inability to drink and/or eat and difficulty swallowing often resulting in malnourishment and feeding tube intervention. The Phase 2 clinical trial data demonstrated a 15.5-day reduction (by 37.8%) in the duration of SOM for patients treated with Validive 100 µg (41 day median duration with placebo, 34 days with the Validive 50 µg group, and 25.5 days for the Validive 100 µg group) in patients that developed SOM. Median duration across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. Reduced duration of SOM results in lower risk of malnourishment and feeding tube intervention, and fewer treatment terminations/delays.

Validive U.S. Market Opportunity

 The incidence of HNC (all anatomical types, including larynx, oral cavity, oropharynx, etc.) in the U.S. was estimated to be approximately 65,000 cases in 2017 (American Society of Clinical Oncology, cancer.net). The most rapidly growing type of HNC is OPC. The oropharynx is comprised largely of immune tissue and includes the soft palate, the base (rear one third) of the tongue, and the tonsils. In the U.S., the incidence of OPC is estimated to be around 40,000 cases in 2019. The majority of these OPC patients (approximately 70%) are human papilloma virus positive (“HPV+”). The incidence of OPC is also increasing in the rest of the world (>30% of HNC), with >50% of all OPC being HPV+. While certain types of HNC have been in decline in the U.S., such as laryngeal cancer as a result of a reduction in the smoking population, the total incidence of HNC has been growing steadily primarily due to OPC. The increase in OPC is directly associated with increased infection with the human papilloma virus. The incidence of HPV+ OPC has outpaced the incidence of HPV– HNC by 4-5-fold over the past decade. This trend of HPV+ OPC driving an increase in overall HNC is expected to continue for some time as the relatively recent introduction of a vaccine designed to prevent the transfer and colonization with HPV is only effective if administered prior to infection, and until October 2018, it was only recommended for those under the age of 26 (newer FDA guidelines include those up to age 45). Even for those under the age of 26 who are eligible for the vaccine, oral HPV infections are predicted to increase due to the lack of adequate use of HPV vaccinations. Approximately 50% of eligible females and 33% of eligible males are presently being vaccinated.

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

In previous studies describing SOM in OPC patients receiving the CRT regimen we are proposing for our Validive Phase 3 clinical program, patients had a SOM incidence rate of 55%-90% across studies. In the Validive Phase 2 trial, the incidence of SOM in OPC patients receiving placebo was 65.2% (see “Validive Phase 2 Clinical Trial Data” section below). Currently there is no way to predict which patients will develop SOM, so any preventive treatment for SOM will likely be used in most OPC patients receiving CRT. With approximately 40,000 annual cases of OPC in the U.S., and a consistently growing incidence of OPC as a result of the human papillomavirus, there is the potential for a substantial and growing market for Validive.

Validive Mechanism of Action

Validive is designed to deliver high local concentrations of clonidine, an agonist of alpha-2AR, to the oral cavity and oropharynx, the site of irradiation in the treatment of OPC. In the oropharynx, alpha-2AR is expressed on macrophages, immune cells that produce inflammatory cytokines, the molecules that are responsible for the development of SOM, in response to chemoradiation. A recent clinical study demonstrated that chemoradiation treatment substantially increased salivary cytokine levels and that these were positively associated with the formation of SOM in patients with head and neck cancer. Patients with HPV+ OPC demonstrate an increased accumulation of macrophages in the tumor microenvironment compared to patients with OPC that were negative for human papilloma virus (“HPV–”), thus further priming HPV+ OPC patients for the development of SOM. The alpha-2AR regulates the expression of cytokines by macrophages, and clonidine reduces this cytokine production. Macrophages are the primary immune cells in the oropharynx that express alpha-2AR, making clonidine’s mechanism of cytokine suppression macrophage selective and distinct from the mechanism of other anti-inflammatory drugs. Further, Validive delivers clonidine to the mucosal surface, the site of chemoradiation treatment in OPC. This results in high salivary concentrations of clonidine, minimizing systemic absorption, and allowing for maximal exposure of drug to the at-risk oral mucosa and the OPC microenvironment. Preclinical studies and a Phase 2 clinical trial of Validive have provided data that support Validive’s mechanism of action and therapeutic potential for reducing the development of SOM in patients with OPC, improving oral mucositis-related symptoms, and decreasing chemoradiotherapy-related adverse events, while exhibiting a favorable safety profile and high compliance rate in patients.

Validive Development Strategy

            A pre-Phase 3 meeting with the FDA was held and based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) were submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP) in June 2018. Based on comments and guidance provided by the FDA and EMA, subject to our ability to raise additional funding or find a suitable pharmaceutical partner, we are aiming to enroll the first patient in our Phase 3 randomized trial for our lead product candidate, Validive, within the few months following consummation of such partnership or additional financing. The Validive program will consist of an adaptive design trial with an interim analysis planned after a predetermined number of patients are enrolled (estimated to occur approximately twelve months after the first patient is dosed), and a confirmatory second trial planned to commence shortly after completion of this interim analysis. The program is powered based on the Phase 2 data in OPC patients. Each trial will be randomized, double-blinded, placebo-controlled, with a two-sided alpha of 0.05 (p<0.05(1)). The dose for both trials will be Validive 100 µg, once daily. The primary endpoint will be the proportion of subjects that develop SOM (World Health Organization grade ≥ 3).  Secondary endpoints are currently planned to include the total number of days of SOM per patient (i.e. duration) and risk of onset of SOM (which is based on time to onset). Enrollment for the first trial is anticipated to be around 250 patients and to take approximately a year-and-a-half to two years. Patients will be stratified based on HPV status. At the interim, the drug monitoring committee for the trial will recommend continued accrual in all OPC patients, enrichment for HPV+ OPC patients only, or to stop the trial if a pre-defined futility threshold is not met. The second trial is currently planned to be smaller (approximately 200 patients) and to include either all OPC patients or only HPV+ OPC patients, depending on the interim results of the first trial. Given the fact that Validive has Fast Track designation from the FDA, if the data in the first trial is sufficiently positive, it could be possible to start a rolling NDA submission after completion of the first trial. Additionally, since several formulations of clonidine are already approved in the US, Validive may be eligible for FDA’s 505(b)2 pathway using clonidine as the reference drug.

(1)  p-value is a conventional statistical method for measuring the statistical significance of experimental results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

Validive Phase 2 Clinical Trial Data

In October 2015, the results from an international Phase 2 clinical trial of Validive were announced, demonstrating promising signs of clinical activity and safety compared to placebo. The trial enrolled 183 patients and was conducted in more than thirty centers in Europe and the United States. HNC patients who had undergone surgical resection of their head and neck cancer with curative intent and who were planned to receive at least 50 Gray (Gy) of radiation in combination with chemotherapy, regardless of anatomical location of disease, were included in this study. This global, multi-center, double-blind, randomized, placebo-controlled, three-arm study (NCT01385748) compared the efficacy and safety of Validive 50 µg and 100 µg to placebo in patients with HNC receiving chemoradiotherapy. Of the 183 HNC patients, 64 had OPC (placebo = 24, Validive 50 µg = 21, Validive 100 µg = 19). Validive and placebo were administered once daily beginning 1 to 3 days prior to chemoradiotherapy and continuing until the end of chemoradiation.

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

           The analysis of OPC patients in this study showed:

●
The incidence of SOM (primary endpoint) was reduced by 26.3% (40% relative to placebo) in OPC patients treated with Validive 100 µg (p=0.09, a meaningful trend but not statistically significant). 65.2% of OPC patients on placebo experienced SOM compared to only 38.9% of OPC patients on Validive 100 µg.

Incidence of SOM in OPC Patients

Validive has demonstrated reduced incidence of SOM trend in a Phase 2 clinical trial (p=0.09)

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

Median Duration of SOM in OPC Patients

Validive decreased duration of SOM in a Phase 2 clinical trial

●
Severe drinking, eating, and speaking limitations due to mouth and throat soreness (“MTS”) score were also reduced in the Validive 100 µg treated cohort.

●
Improvements in other indicators of clinical benefit, including decreased weight loss, decreased opiate use and increased cumulative dose of radiation received, strongly favored the Validive 100 µg treated group.

●
A dose response was observed with the Validive 100 µg dose, demonstrating a trend toward superiority over the Validive 50 µg dose as well as placebo. Individual patient-level data supports advancing the Validive 100 µg dose into Phase 3.

Individual Patient Data Showing Incidence, Time to Onset, and Duration of SOM in OPC patients
Treated with Placebo and Two Different Doses of Validive (50 and 100 µg/day)

Week 12 - per protocol end of study
Active CRT (weeks)
Follow-up (weeks)
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17
30009
70007
460001
1000001
1120001
1210001
310006
230015
300007
30003
30007
160006
450008
400006
450002
20002
30004
160001
210003
400005
400014
270004
170002 *
400011 *
Placebo
No SOM
SOM
* = Study discontinuation
230009
450003
160007
450013
310002
450009
160003
400008
450006
20005
40003
270002
270003
300010
310003
170001
160004
300013
10005 *
230005 *
20008 *
50µg Validive
No SOM
SOM
* = Study discontinuation
710001
230020
20007
1210002
30008
30002
400013 *
20001
30012
70008
160002
160005
160009
280001
450005
450010
1040001
450011
400003 *
100µg Validive
No SOM
SOM
* = Study discontinuation

For the full 183-patient Phase 2 population, which included various types of head and neck cancer such as oral and laryngeal cancer in addition to OPC, the incidence of SOM was lower in patients treated with Validive (45.3% when the 50 and 100 µg dose groups were pooled together) than in patients receiving placebo (60.0%) (p = 0.064). Additionally, Validive was very well tolerated, with the occurrence of adverse events of any type or grade being similar between placebo and Validive treated groups. Patients treated with Validive experienced less nausea and dysphagia compared to placebo. No clinically meaningful decreases in systolic blood pressure or diastolic blood pressure were noted between the placebo and Validive arms. There was no statistical difference in the number of patients having experienced at least one treatment emergent adverse event related to the study treatment between placebo and Validive as summarized in the table below. Two patients in the placebo group and 2 patients in the Validive 50 µg group experienced a serious treatment-emergent adverse event (“STEAE”). No STEAEs were observed in the Validive 100 µg cohort. No patients in the Validive-treated cohorts were discontinued due to study drug. The 2-year survival rate was not statistically different between patients treated with placebo and Validive indicating that Validive did not interfere with primary disease treatment.

All Serious Treatment-emergent Adverse Events Related to Study Drug

System Organ Class Preferred Term		Placebo	Clonidine MBT (50 µg)	Clonidine MBT (100 µg)
		n=62	n=55	n=64
All	All	2 (3.2%)	2 (3.6%)	0
Vascular Disorders	Hypotension	0	2 (3.6%)	0
Gastrointestinal disorders	Dysphagia	1 (1.6%)	0	0
Metabolism and nutritional disorders	Dehydration	1 (1.6%)	0	0

MBT=mucoadhesive buccal tablet; n=number of patients studied

The mean overall patient compliance as assessed by the investigators was approximately 90%, and similar across all treatment groups. Overall compliance according to patient diaries was also similar in all treatment groups and consistent with the compliance according to the investigator’s evaluation. The mean incidence of swallowing the MBT was low (4.7%) for all patients based on 7,366 daily MBT applications across all treatment groups.

Our review of the Phase 2 clinical trial data suggests that the effect of Validive was much greater in OPC compared to non-OPC patients. We believe the Phase 2 data along with the mechanism of action of Validive provide a rationale for developing Validive for the treatment of chemoradiation induced SOM in OPC patients as a first indication. The most rapidly growing sub-population of HNC in the U.S. and Europe are patients with OPC, largely driven by HPV+ disease. The oropharynx is the part of the throat at the back of the mouth, which includes the soft palate, the base (rear one third) of the tongue, and the tonsils. HPV+ OPC is a molecularly defined population of HNC characterized by the expression of a protein biomarker, p16 INK4a, and the presence of HPV DNA in the tumor. Evaluation of HPV status is part of the routine clinical assessment of patients with OPC prior to initiating treatment.

Validive Phase 1 Clinical Trial Data

A Phase 1 clinical trial in 36 healthy volunteers comparing the pharmacokinetics of the systemic (oral tablet) clonidine HCl with clonidine MBT (local delivery of clonidine to oral mucosa and oropharynx – Validive’s formulation) was completed. This was a single-center, Phase 1, single-blind randomized, three-period, three-sequence, single-dose crossover study was conducted between August and November 2015. Healthy volunteers receiving Validive had far less systemic exposure to clonidine with the 50 µg and 100 µg clonidine MBTs (Validive) versus 100 µg clonidine HCl tablets (swallowed oral tablet). In contrast, levels of clonidine in saliva in volunteers receiving a single dose of 50 and 100 µg clonidine MBT (Validive) was much greater than saliva levels in volunteers receiving a single dose of 100 µg clonidine HCl tablets. Additionally, no significant effects on blood pressure were observed with the clonidine MBTs (Validive). Blood pressure effects were tested because clonidine is known to lower blood pressure when absorbed systemically. These results are consistent with the expectation that the MBT formulation (Validive) is targeted to release clonidine in the oral cavity and oropharynx, as opposed to distributed systemically.

Both Validive 50 µg and 100 µg showed high salivary exposure (as seen above), with low systematic and blood pressure effect (as seen below):

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

Clonidine Inhibits the Production of Pro-Inflammatory Cytokine Release from Oral Tissue

** = different from SP treatment alone, p<0.01

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

Camsirubicin is a proprietary doxorubicin analog that is selective for topoisomerase II-alpha. Doxorubicin is used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. The clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity despite clinical studies demonstrating the anti-cancer benefit of higher doses of doxorubicin administered for longer periods of time. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%.

Camsirubicin has been engineered specifically to retain the anticancer activity of doxorubicin while minimizing the toxic effects on the heart. Similar to doxorubicin, the antitumor effects of camsirubicin are mediated through the stabilization of the topoisomerase II complex after a DNA strand break and DNA intercalation leading to tumor cell apoptosis (cell death). Inhibiting the topoisomerase II-alpha isoform is desired for the anti-cancer effect, while inhibiting the topoisomerase II-beta isoform has been demonstrated to mediate, at least in part, the cardiotoxicity associated with all anthracycline drugs currently used in the clinic. Camsirubicin is substantially more selective than doxorubicin for inhibiting topoisomerase II-alpha versus topoisomerase II-beta. This selectivity may at least partly explain the minimal cardiotoxicity that has been observed for camsirubicin in preclinical and clinical studies to date. We believe that these attributes provide a strong rationale to develop camsirubicin as a monotherapy as well as in combination with other anticancer agents, without potential restrictions on cumulative dose, and offer the opportunity to pursue a large market opportunity for camsirubicin in a broad spectrum of cancer types.

Development of camsirubicin is being pursued initially in patients with advanced soft tissue sarcoma (ASTS). Currently, these patients receive doxorubicin in the 1st-line, so camsirubicin will be evaluated in a randomized Phase 2 trial head-to-head against doxorubicin. Although doxorubicin has been the standard of care treatment for ASTS for over 40 years, even if patients are experiencing clinical benefit, they are pulled off treatment once their cumulative dose reaches the lifetime maximum of 450 mg/m2. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer.

Camsirubicin U.S. Market Opportunity

Camsirubicin is an analog of doxorubicin, the first anthracycline to gain FDA approval. Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. They have demonstrated efficacy in a wide variety of cancers, including soft tissue sarcoma, breast cancer, lung cancer, ovarian cancer, and lymphomas. Although doxorubicin was approved decades ago, it is still widely used. According to Grand View Research, in 2015 the global doxorubicin market was $809.6 million, with $349.7 million of those sales in the U.S. According to IMS Health (now known as IQVIA), in 2015 the European Union had over $270 million in sales between doxorubicin HCl and liposomal doxorubicin. Liposomal versions of doxorubicin (e.g. Doxil®) demonstrated that a different formulation of doxorubicin with improved clinical benefits can command a significantly higher price premium compared to generic doxorubicin HCl.

The market opportunity for the first indication, ASTS, is anticipated to be quite significant. In 2018, there were an estimated 13,040 new cases of soft tissue sarcoma (STS) in the US, and approximately 5,150 deaths from STS, mainly from metastatic disease. Additionally, a few years ago a PDGFR-targeted antibody (olaratumab) was granted accelerated approval based on data from an open label Phase 2 trial. Earlier this year, the olaratumab Phase 3 trial came back negative, resulting in the drug being pulled from the market. Olaratumab had just completed its second full year on the market in the US and abroad before being pulled, reaching over $304M in 2018 annual sales, demonstrating the large unmet medical need and market opportunity in ASTS.

Camsirubicin Development Strategy

 The objective is to achieve superior efficacy to doxorubicin by using a novel doxorubicin analog, camsirubicin, with little to no restriction on cumulative dose, to allow dosing to go higher and longer. We plan to initiate a randomized, open label Phase 2 trial that will compare camsirubicin to doxorubicin in patients with advanced soft tissue sarcoma (ASTS). These are patients who are not amenable to surgery or radiation treatment, and are largely made up of patients with metastatic disease. Doxorubicin is the current standard of care in the 1st-line setting for these patients. Doxorubicin-treated ASTS patients have a median overall survival of just 12-15 months, likely due to the cumulative dose restriction of doxorubicin to 450 mg/m2. In our planned Phase 2 study, patients randomized to the doxorubicin cohort are expected to receive the standard of care dosing of doxorubicin limited to 6 cycles (cumulative dose of ≤450 mg/m2). Patients in the camsirubicin cohort are planned to also receive 6 cycles of drug, but would be allowed to continue on camsirubicin as long as they don’t progress and the drug is well-tolerated. All patients on camsirubicin will be given G-CSF prophylactically to allow for higher dosing of camsirubicin before running into the dose-limiting neutropenia observed with all anthracyclines. The adverse event profile of camsirubicin in the previously completed Phase 2 ASTS trial suggests that, in the presence of G-CSF, the dose of camsirubicin can be safely escalated beyond 265 mg/ m2 administered once every three weeks. The planned Phase 2 trial will have a short run-in phase to dose-escalate camsirubicin when given with G-CSF to further optimize the dose.

In support of this strategy, we signed a clinical collaboration agreement with Grupo Español de Investigación en Sarcomas (“GEIS”) in June 2019. GEIS is a renowned non-profit organization in Spain engaged in the research, development and management of studies and clinical trials for sarcoma, that has worked with many of the leading biotech and global pharma companies. Pursuant to our clinical collaboration agreement, GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin in patients with ASTS. Enrollment of the trial is currently anticipated to begin in the second half of 2020, and to include approximately 170 ASTS patients, an interim analysis, and take around 2 years to enroll. The endpoint for this Phase 2 study will be PFS, with overall response rate (ORR) and median overall survival (mOS) as secondary endpoints. This trial is anticipated to include approximately 170 patients randomized to achieve a p<0.05 with 80% power. Camsirubicin has orphan drug designation in the U.S. and in the EU, and with the precedent of drugs getting accelerated approval in ASTS, positive results in this study could conceivably support a rapid path to approval. We will provide study drug to GEIS and supplemental financial support for the clinical trial. We are currently experiencing manufacturing delays in the production of camsirubicin due to the current geopolitical situation in the region where the manufacturing plant is located. We are working to resolve the situation either by having the contract manufacturer produce camsirubicin at their plant in another country, or by us contracting with another contract manufacturer located elsewhere.

Camsirubicin Clinical Data

Several clinical studies of camsirubicin have been completed.

In October 2013, a Phase 1 dose escalation study conducted at the University of Iowa completed enrolment of 24 patients who received one of eight different dose levels of camsirubicin ranging from 14 to 265 mg/m2. No evidence of irreversible cardiotoxicity was observed in any of these patients, including 4 patients who received prior anthracycline (doxorubicin or related molecules) treatment. Stable disease was observed in 55.0% of patients in this Phase 1 study, including 3 out of 4 patients with leiomyosarcoma, which is a type of soft tissue sarcoma that originates in connective tissue and smooth muscle most commonly in the uterus, stomach and small intestine. No growth factor support (G-CSF) was given to patients, and the limiting toxicity was neutropenia.

 In January 2015, a multi-center open label single arm Phase 2 clinical trial was initiated in doxorubicin-naïve patients with ASTS. This Phase 2 clinical trial enrolled 22 patients and was completed in August 2016. Camsirubicin was administered intravenously at 265 mg/m2 every 3 weeks for up to 16 doses, with all patients being given growth factor support, and there was clear indication of anticancer activity at this well-tolerated dose and schedule. 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (stable disease or partial response), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). The progression-free survival at 6 months was 38%, higher than the 6-month PFS of doxorubicin in three recent studies, which showed 23%, 25%, and 33% 6-month PFS for doxorubicin. Camsirubicin was very well tolerated in this study and underscored the potential ability to administer camsirubicin without restriction for cumulative dose in patients with ASTS. Under compassionate use access, one patient received 20 cycles of camsirubicin (cumulative dose 5,300 mg/m2). Apart from one patient who developed febrile neutropenia and severe leukopenia, there were no grade 4 toxicities reported and no grade 3 side effects other than anemia. A transient decrease in left ventricular ejection fraction (“LVEF”) was observed in four patients treated with camsirubicin. These decreases in LVEF in camsirubicin treated patients were not serious adverse events and were transient, with LVEF subsequently returning to normal levels in all four subjects. Despite some subjects in this study receiving camsirubicin for up to 20 cycles, effects on cardiac function were of no clinical significance and there was no evidence of irreversible heart failure in any subject.

Camsirubicin Preclinical Data

In preclinical studies, camsirubicin showed a lack of acute as well as chronic functional cardiotoxicity and did not cause the cardiac histopathologic lesions observed with doxorubicin in a chronic rabbit model. Below is in vitro data showing the lack of altered contractility with acute exposure of rabbit atria to camsirubicin, even at high concentrations:

Camsirubicin Cardiac Contractility

Camsirubicin demonstrated limited effect on cardiac contractility, in-line with control

Chronic administration of camsirubicin two times per week through IV administration into rabbits over 13 weeks also showed a lack of cardiotoxicity of camsirubicin when compared to doxorubicin (“DOX”). Echocardiography was performed weekly to obtain left ventricular fractional shortening (“LVFS”) measurements to assess cardiac function. At sacrifice, all six doxorubicin-treated rabbits showed cardiac dysfunction by echocardiography, and LVFS was significantly different from control values (p<0.001). In contrast, none of the camsirubicin-treated rabbits exhibited cardiac dysfunction by echocardiography at any time during the study. Below is a graph of the results:

Weekly Cardiac Echoes

None of the camsirubicin treated rabbits showed significant cardiac dysfunction compared to the vehicle control.

At the conclusion of the 13 weeks of drug dosing, the rabbits were sacrificed, and the left atria were studied to assess cardiac function ex vivo. Atria from the doxorubicin-treated rabbits had impaired cardiac contractility (dF/dt) compared to controls over the entire force-frequency range (1, 2 and 3 Hz). Cardiac contractility for the camsirubicin treated cohort was not significantly different than the vehicle control. Below is a graph of the results:

Camsirubicin Cardiac Contractility

Cardiac contractility (dF/dt) of isolated atria at the three contraction rates (1, 2, and 3 contractions/sec) obtained from rabbits chronically infused with either doxorubicin, camsirubicin or saline vehicle (control). Values are mean, error bars are standard error of the mean (SEM). Camsirubicin demonstrated limited effect on cardiac contractility, in-line with placebo.

Finally, cardiac scoring by a histopathologist of the left ventricle walls obtained from the rabbits in this study showed increased microscopic injury in hearts from doxorubicin-treated rabbits compared to hearts from rabbits administered the vehicle control. Heart tissues from camsirubicin-treated rabbits were the same as the vehicle controls.

MNPR-101 (formerly huATN-658)

MNPR-101 is a humanized monoclonal antibody designed to bind a specific cell surface receptor found on cancer cells, the urokinase plasminogen activator receptor (“uPAR”), and to interrupt several pathways required for tumor growth and progression. MNPR-101 represents a novel approach for drug targeting of uPAR as it does not interfere with normal binding of uPA to uPAR. It blocks the CD11b (alpha-M)-uPAR interaction, a possible regulator of tumor immunity expressed by myeloid derived suppressor cells. MNPR-101 is believed to have potential activity against many different cancer types because it:

●
is selectively expressed on metastatic tumor, tumor-associated immune, and angiogenic endothelial cells, but not on most normal cells. Several Phase 1 positron emission tomography (PET) imaging studies in human advanced cancer patients show that uPAR can only be detected in the tumor and not in normal tissues;

●
is central to several extracellular and intracellular oncogenic pathways required for metastasis (inhibiting the uPA system in turn inhibits many other downstream targets, such as MAPK, AKT, MEK, and FAK, that are currently being targeted by other companies);

●
is expressed on immune cells that allow the tumor to evade recognition by the immune system;

●
mediates antibody-dependent cellular cytotoxicity (ADCC); and

●
has the potential to interfere at several different signaling pathways that converge at uPAR.

MNPR-101 Preclinical Studies

MNPR-101 has demonstrated significant anti-tumor activity as a monotherapy in numerous preclinical models of tumor growth as well as an enhanced effect of multiple approved chemotherapeutics when used in combination in vivo.

MNPR-101 Development Strategy

Based upon the non-overlapping toxicity and distinct mechanism of action, we plan to develop MNPR-101 in combination with existing cancer therapies. The selective expression of uPAR in tumors underpins our expectation that MNPR-101 will be well-tolerated and amenable to a variety of treatment approaches, including combinations with existing treatments, radiopharmaceutical, and antibody-drug conjugate approaches. Published preclinical data have shown the ability of MNPR-101 to enhance the anti-tumor activity of chemotherapies such as paclitaxel and gemcitabine. The expression and targeting of uPAR, in general, also suggests that MNPR-101 may combine with other targeted agents that mediate signaling leading to tumor growth including the ability of tumors to evade immune response. In particular, uPAR is selectively expressed on cells of the myeloid lineage, such as myeloid derived suppressor cells, neutrophils and macrophages, all of which drive tumor progression and may mediate resistance to immune checkpoint inhibitors. Our current thinking is to run a Phase 1a/1b trial in indications where uPAR expression is highly prevalent, and explore novel combinations in the Phase 1b portion. These indications could include pancreatic, glioblastoma, metastatic breast, metastatic melanoma, and ovarian cancers.

Aside from manufacturing, we expect to continue IND-enabling studies in order to file an IND with the FDA.

Partnerships, Licensing, and Acquisition

Since our inception, we have entered into three material business development agreements, one with Onxeo S.A., one with XOMA (US) LLC, and one with Cancer Research UK, which has since been terminated. None of the agreements have required any issuance of equity or any annual maintenance fee. See the summary of the two ongoing material agreements below.

Onxeo, S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the option to license Validive (clonidine mucobuccal tablet), a mucoadhesive tablet of clonidine based on the Lauriad® mucoadhesive technology to potentially prevent and treat severe oral mucositis in patients undergoing treatment for head and neck cancers. The pre-negotiated license terms included as part of the option agreement included clinical, regulatory, developmental and sales milestones that could reach up to a total of $108 million if we achieve all milestones, and in addition escalating royalties of 5% to 10% on net sales. On September 8, 2017, pursuant to the Onxeo license option agreement, we exercised the option to license Validive for $1 million. The exercise of the option assigns all of Onxeo’s rights to the Validive intellectual property to us, which allows us to commence the planning of our Phase 3 clinical development program in severe oral mucositis. Under the agreement, we are required to pay royalties to Onxeo on a product-by-product and country-by-country basis until the later of (1) the date when a given product is no longer within the scope of a patent claim in the country of sale or manufacture, (2) the expiry of any extended exclusivity period in the relevant country (such as orphan drug exclusivity, pediatric exclusivity, new chemical entity exclusivity, or other exclusivity granted beyond the expiry of the relevant patent), or (3) a specific time period after the first commercial sale of the product in such country. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a non-provisional patent application in the applicable country, not taking into consideration any potential patent term adjustment that may be filed in the future or any regulatory extensions that may be obtained. The royalty termination provision pursuant to (3) described above is shorter than 20 years and is the least likely cause of termination of royalty payments.

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

Validive

We license all intellectual property related to Validive from Onxeo S.A., a French public company. See “Business – Partnerships, Licensing and Acquisition”. Validive is covered by 31 issued patents in 30 jurisdictions, including the U.S., EU, Japan, and other Asian countries, and has orphan drug designation in the EU as well as Fast Track designation from the FDA. These patents are method of use patents that cover the use of Validive to prevent and/or treat inflammation and inflammatory pain of the mucosa including cancer therapy-induced mucositis, and have been assigned to us pursuant to our license agreement with Onxeo. These patents expire in 2029 not accounting for possible extensions.

Camsirubicin

Camsirubicin (GPX-150) is covered by manufacturing process patents. We have a patent for chemical synthesis technology that efficiently converts cardiotoxic “13-keto” anthracyclines such as doxorubicin, daunorubicin, epirubicin, and idarubicin into novel, patentable, and most likely less-cardiotoxic “5-imino-13-deoxy” analogs. A novel chemical composition of an intermediate for this synthesis is also patented. In addition, we have a patent covering the combination of camsirubicin with paclitaxel for the treatment of cancer, plus covering the method of use of these two drugs for this purpose. Our camsirubicin patent portfolio contains seven issued U.S. patents (two of which have expired) and one U.S. pending patent application. We have certain corresponding patents and applications in twenty-nine foreign jurisdictions, including the U.S., EU, Japan, and other Asian countries. The process patents for the synthesis of camsirubicin intermediates will expire in 2024 and the patents covering the combination use of camsirubicin and its analogs with taxanes will expire in 2026. We may pursue patent term extensions where appropriate. We have obtained patent protection around the intermediates and process used to manufacture camsirubicin and we expect to obtain Hatch-Waxman exclusivity (applicable to new chemical entities) for 5 years that will prevent generic competition. We have also obtained U.S. and EU orphan drug status in soft tissue sarcoma with additional orphan cancer indications expected to follow. In addition, we have a pending International Nonproprietary Name (“INN”) request with the World Health Organization for a non-proprietary (generic) name for camsirubicin.

MNPR-101

Our patent portfolio for our MNPR-101 antibody (huATN-658), as well as its epitope, consists of two issued U.S. composition of matter and their methods of use patents and corresponding (granted and pending) patents and patent applications in twenty-two foreign jurisdictions, including the European Union, Japan, and other Asian countries. These patents are owned by us. The patents covering the composition of matter of MNPR-101 will expire in 2025 and the patents covering the MNPR-101 epitope will expire in 2027. Being a novel biologic, it is eligible for 12 years of exclusivity in the U.S. under the Biologics Price Competition and Innovation Act (“BPCI Act”), and it will benefit from varying durations of similar exclusivity in numerous other countries.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of Validive, camsirubicin, or MNPR-101, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third-party contract manufacturers for all our required raw materials, Active Pharmaceutical Ingredients (“API”), and finished drug products for our preclinical and clinical studies. We have executed a manufacturing agreement for the next clinical batch of drug product for Validive, which will provide sufficient drug to complete the Phase 3 trials. We have also engaged contract manufacturers for the camsirubicin API and drug product in order to supply clinical material for the GEIS camsirubicin Phase 2 clinical trial. We have not yet secured a manufacturing agreement for MNPR-101.

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

Oncology Market Competition

The pharmaceutical industry in general, and the oncology therapeutics sector in particular, are characterized by intense competition. We face competition from pharmaceutical and biotechnology companies, many of which are larger and better financed than us. We also face competition in our efforts to develop and commercialize new oncology therapeutics from academic and government laboratories. The therapeutics that we are developing, if successfully commercialized, will have to compete with existing therapeutics already on the market and novel therapeutics currently in development, as well as new therapeutics that may be discovered and developed in the future. Our product candidates will also have to compete with alternate treatment modalities, such as improvements in radiation treatments, which are also subject to continual innovation and improvement. Additional information can be found in the section entitled “Risk Factors – Risks Related to Our Business Operations and Industry.”

There is no effective standard of care or FDA approved preventive or therapeutic treatment for patients that develop chemoradiation-induced SOM. Only symptomatic treatments such as opioids and palliative mouthwashes are available but have no effect on the occurrence, time to onset, or duration of SOM. Our primary competitor is a dismutase mimetic in early Phase 3 clinical development, which is administered through a daily 60-minute intravenous (“IV”) infusion to be completed within an hour before each radiation treatment. Validive, in comparison, acts locally at the sites of SOM and is a once a day self-administered oral/buccal tablet.

We believe our camsirubicin program, if approved, could replace doxorubicin as the 1st-line treatment for ASTS. In addition, we believe that camsirubicin would compete with a number of currently available anthracycline-based drugs on the market for other cancer indications. These are largely derivatives of doxorubicin, or reformulations of doxorubicin such as liposomal doxorubicin (e.g. Doxil, owned by Johnson & Johnson). All of these have the issue of cardiotoxicity. In addition to approved products, there are a number of product candidates in development, largely as new formulations or derivatives of doxorubicin.

Our MNPR-101 program is in the early stages of development and the most susceptible to all of the competitive factors listed in the first paragraph of this section.

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

●
Performance of adequate and well-controlled human clinical studies according to the FDA’s current Good Clinical Practices (“GCP”), to establish the safety, efficacy and optimum dose of the proposed pharmaceutical product for its intended use;

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

●
FDA audits of the preclinical and clinical study sites that generated the data in support of the NDA or BLA; and

●
FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources, and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold or the sponsor withdraws the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, it is not certain that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical studies.

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

Breakthrough Therapy Designation

 The FDA is also required to expedite the development and review of the application for approval of drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new product candidate may request that the FDA designate the product candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. Validive, camsirubicin and MNPR-101 may all be eligible for breakthrough therapy designation pending additional data.

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

U.S. Foreign Corrupt Practices Act

The FCPA prohibits certain individuals and entities from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The U.S. Department of Justice and the SEC have increased their enforcement efforts with respect to the FCPA. Violations of the FCPA may result in large civil and criminal penalties and could result in an adverse effect on a company’s reputation, operations, and financial condition. A company may also face collateral consequences such as debarment and the loss of export privileges.

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

Health Insurance Portability and Accountability Act of 1996

            HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s safe harbors, it is possible that some of a company’s business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on a company’s business, financial condition and results of operations. See “Risk Factors – Risks Related to Commercialization of Our Product Candidates”.

Health Information Technology for Economic and Clinical Health Act of 2009

            HIPAA, as amended by HITECH and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, complicating compliance efforts. See “Risk Factors – Risks Related to Commercialization of Our Product Candidates”.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”)

            In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system, in particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs. The MMA imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payers.

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

●
new requirements under the federal Open Payments program, created under Section 6002 of the PPACA and its implementing regulations, that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the U.S. Department of Health and Human Services (“HHS”), information related to “payments or other transfers of value” made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held by physicians (as defined above) and their immediate family members, with data collection required beginning August 1, 2013 and reporting to CMS, required by March 31, 2014 and by the 90th day of each subsequent calendar year;

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

            Under E.U. regulatory systems, marketing applications for pharmaceutical products must be submitted under a centralized procedure to the EMA. The centralized procedure provides for the granting of a single marketing authorization that is valid for all E.U. member states. The EMA also has designations for Orphan Drugs, which, if applicable, can provide for faster review, lower fees and more access to advice during drug development. While the marketing authorization in the European Union is centralized, the system for clinical studies (application, review and requirements) is handled by each individual country. Approval to run a clinical study in one country does not guarantee approval in any other country. The pharmaceutical industry in Canada is regulated by Health Canada. A New Drug Submission (“NDS”) is the equivalent of a U.S. NDA and must be filed to obtain approval to market a pharmaceutical product in Canada. Marketing regulations and reimbursement are subject to national and provincial laws. In Japan, applications for approval to manufacture and market new drugs must be approved by the Ministry of Health, Labor and Welfare. Nonclinical and clinical studies must meet the requirements of Japanese laws. Results from clinical studies conducted outside of Japan must be supplemented with at least a bridging clinical study conducted in Japanese patients.

            In addition to regulations in Europe, Canada, Japan and the U.S., there are a variety of foreign regulations governing clinical studies, commercial distribution and reimbursement of future product candidates which we may be subject to as we pursue regulatory approval and commercialization of Validive, camsirubicin, MNPR-101, or any future product candidates internationally.

Compliance with Environmental Laws

Since we do not have our own laboratory facilities, we do not estimate any annual costs of compliance with environmental laws.

Employees

            Our operations are currently managed by five individuals (including our executive chairman and Acting Chief Medical Officer), of whom three have a PhD, two have an MD, one has an MBA, one has an MSc in health economics and policy, and one is a former CPA. They have worked at industry leading companies such as BioMarin Pharmaceutical Inc., Raptor Pharmaceuticals, Abbott Laboratories, and Onyx Pharmaceuticals. As of March 13, 2020, we had seven employees; six of whom were full-time. We anticipate hiring additional employees in clinical operations and regulatory affairs to help manage our clinical studies, regulatory submissions, and manufacturing to support camsirubicin and Validive program development. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing and regulatory affairs.

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

We commenced operations in December 2014 and have a limited operating history of five years. Therefore, there is limited historical financial or operational information upon which to evaluate our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. Many, if not most, companies in our industry at our stage of development never become profitable and are acquired, sell major product assets or go out of business before successfully developing any product that generates revenue from commercial sales and enables profitability.

From inception in December 2014 through December 31, 2019, we have incurred losses of approximately $25.9 million, which includes $13.5 million of non-cash in-process research and development, which was incurred in connection with our acquisition of camsirubicin. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

The amount of future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated any revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing/quality, sales, and marketing arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

As a recently established publicly traded reporting company, we are subject to SEC reporting and other requirements, which will lead to increased operating costs in order to meet these requirements.

The funds raised from the recent initial public offering of our common stock should enable us to obtain topline results for the camsirubicin Phase 2 clinical trial and ramp up the initiation of Validive’s Phase 3 clinical program, but will not be sufficient for us to start our Validive Phase 3 clinical program, which will require that we raise significant additional funds or find a suitable pharmaceutical partner. If we are able to raise additional funds in the coming months, to start our Phase 3 clinical trial for Validive, it may not be on favorable terms. If we are unable to raise enough funds in the future, or find a suitable pharmaceutical partner, we may have to discontinue or delay our Validive clinical development.

In order to be commercially viable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute camsirubicin, Validive and, if applicable, any current and future product candidates we may develop. The estimated required capital and time-frames necessary to achieve these developmental milestones as described in this Annual Report on Form 10-K or as we may state from time to time is subject to inherent risks, many of which may be beyond our control. Clinical development of camsirubicin and Validive will require significant funds. Proceeds from the recent initial public offering of our common stock should enable us to obtain topline results for the camsirubicin Phase 2 clinical trial and ramp up the initiation of Validive’s Phase 3 clinical program, however, these funds will not be sufficient to start our Validive Phase 3 clinical program. As such, we will be required to raise significant additional funds or find a suitable pharmaceutical partner in the coming months to start our Validive Phase 3 clinical program and thereafter in order to complete Validive’s Phase 3 clinical trial, support further development of camsirubicin beyond Phase 2 and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization, If we are able to raise financing, it may be on terms that are unfavorable to us and if we are unable to raise sufficient funds or find a suitable pharmaceutical partner, we may have to discontinue or delay clinical development of Validive and/or any other of our current or future product candidates.

Our operations and financial results could be adversely impacted by the global outbreak of the 2019 Novel Coronavirus (COVID-19), which could negatively impact our stock price, our ability to raise substantial funds in the near-term, our ability to manufacture our product candidates for our clinical trials, and our ability to accrue and conduct our planned clinical trials. Any such impact will negatively impact our financial condition and could require us to delay our clinical development programs.

               In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and supply chain, as well as travel restrictions in many countries. In March 2020, COVID-19 was designated a global pandemic and many countries, including the United States, have declared national emergencies and have implemented preventive measures by limiting large public gatherings (social distancing). Many employers are restricting non-essential work travel and are requiring that employees work from their homes to limit personal interaction. Many businesses are closed or are operating in a substantially reduced fashion and many employees have been laid off. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic would have a negative impact on our business, financial condition and operating results. The COVID-19 pandemic has resulted in significant volatility and substantial declines in the stock markets, which has negatively impacted our stock price and could negatively impact our ability to raise significant funds in the near-term or the long-term in the event of a prolonged disruption or recession. In addition, the COVID-19 pandemic could result in delays in the manufacturing of our product candidates for our clinical trials due to supply chain disruptions, and delays in the initiation and enrollment of patients in our planned clinical trials, which would negatively impact our financial condition and could require us to delay our clinical development programs. Given the dynamic nature of these circumstances, the duration of any business disruption or potential impact of the COVID-19 pandemic to our business is difficult to predict.

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

●
slower than expected progress in developing Validive, camsirubicin, MNPR-101, or other product candidates, including without limitation, additional costs caused by program delays;

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

When we attempt to raise additional financing, there can be no assurance that we will be able to secure such additional financing in sufficient quantities or at all. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the biopharmaceutical industry, credit availability from banks and other financial institutions, the status of current projects, and our prospects for obtaining any necessary regulatory approvals. Potential investors’ capital investments may have shifted to other opportunities with perceived greater returns and/or lower risk thereby reducing capital available to us, if available at all.

In addition, any additional financing might not be available, and even if available, may not be available on terms favorable to us or our then-existing investors. We will seek to raise funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements, mergers, acquisitions, sales of intellectual property, or other financing vehicles or arrangements. To the extent that we raise additional capital by issuing equity securities or other securities, our then-existing investors will experience dilution. If we raise funds through debt financings or bank loans, we may become subject to restrictive covenants, our assets may be pledged as collateral for the debt, and the interests of our then-existing investors would be subordinated to the debt holders or banks. In addition, our use of and ability to exploit assets pledged as collateral for debt or loans may be restricted or forfeited. To the extent that we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish significant rights (including without limitation intellectual property rights) to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are not able to raise needed funding under acceptable terms or at all, then we will have to reduce expenses, including the possible options of curtailing operations, abandoning opportunities, licensing or selling off assets, reducing costs to a point where clinical development or other progress is impaired, or ceasing operations entirely.

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to cease or delay our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Our financing strategy will be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make a debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial performance, and could require us to cease or delay our operations.

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

●
It may take longer than expected to determine whether or not a treatment is safe and effective.

●
Patients involved in our clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with our products, the withholding of such treatment, or other reasons (whether within or outside of our control).

●
We may fail to be able to enroll a sufficient number of patients in our clinical trials, or it may take longer than expected to enroll.

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

Any success we may achieve at a given stage of our clinical trials does not guarantee that we will achieve success at any subsequent stage, including without limitation final FDA or other regulatory organizations approval.

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

The FDA provided helpful guidance on our proposed Validive adaptive design trial and confirmatory second trial, informing us it might be an acceptable pathway for NDA submission, but the FDA is not bound by the guidance they give, and can change their position in the future. Any future decision by the FDA will be driven largely by the data generated from the Validive clinical trials.

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

Validive has been granted orphan drug designation for the treatment of SOM in the EU. Camsirubicin has been granted orphan drug designation for the treatment of soft tissue sarcoma in the U.S. and in the EU. We may seek additional orphan drug designations or regulatory incentives for our pipeline product candidates, for other indications or for future product candidates. There can be no assurances that we will be able to obtain such designations.

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

With regard to our lead product candidate, unforeseen side effects from Validive could arise either during clinical development or, if approved, after Validive has been marketed. This could cause regulatory approvals for, or market acceptance of, Validive harder and costlier to obtain.

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

If Validive receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by the use of Validive:

●
regulatory authorities may withdraw their approval of the product, which would force us to remove Validive from the market;

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

As with any clinical trial, our Phase 3 development program for Validive entails significant risk of not meeting clinical endpoints. If our Phase 3 clinical trial results are not statistically significant, the FDA will likely not approve Validive for marketing which will result in a decrease in our stock price and market value.

           The Phase 3 development program for Validive has been designed based on an analysis of the 64 oropharyngeal cancer (“OPC”) patients included in the Phase 2 trial (n= 24 in the placebo group, n= 21 Validive 50 µg group, and n= 19 Validive 100 µg group). While a dose response was observed in the Validive treated OPC cohorts compared to placebo across multiple clinically meaningful endpoints, the ability to establish statistical significance was limited by the relatively small sample size. This increases the risk that the Phase 3 trials may not achieve their prospectively defined endpoints. Given the large unmet medical need for the prevention of radiotherapy-induced SOM in OPC patients, we have decided to pursue an adaptive design Phase 3 clinical development strategy in an effort to mitigate this risk. Our adaptive design approach will allow us to confirm or reject our hypothesis based off the Phase 2 data that the optimal patient population for Validive is likely either all OPC patients or HPV+ OPC patients, and then run a confirmatory second trial should it be warranted. However, if our Phase 3 clinical trial results are not statistically significant, the FDA will likely not approve Validive for marketing which will result in a decrease in our stock price and market value.

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our planned clinical trials of Validive and camsirubicin are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will utilize third parties to manufacture Validive, camsirubicin, and MNPR-101. We currently have manufacturing arrangements for Validive and camsirubicin. We are in negotiations with contract manufacturers for MNPR-101.

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

Before we can begin to commercially manufacture Validive, camsirubicin, MNPR-101, or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection may significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

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

If the market opportunities for our current and potential future drug candidates are smaller than we believe they are, our ability to generate product revenues will be adversely affected and our business may suffer.

Our understanding of the number of people who suffer from SOM resulting from chemoradiotherapy for the treatment of OPC, whom Validive may have the potential to treat, is based upon estimates and on various reports from governments or medical institutions. These estimates or reports may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of this condition. The number of patients in the U.S. or elsewhere may turn out to be lower than expected, may not be otherwise amenable to Validive treatment, or treatment-amenable patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for Validive may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients within the addressable population do not derive benefit from Validive.

Risks Related to Our Reliance on Third Parties

Corporate, non-profit, and academic collaborators may take actions (including lack of effective actions) to delay, prevent, or undermine the success of our products.

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of product candidates is heavily dependent on us entering into collaborations with corporations, non-profit organizations, academic institutions, licensors, licensees, and other parties. There can be no assurance that we will be successful in establishing such collaborations. Current and future collaborations are and may be terminable at the sole discretion of the collaborator. The activities of any collaborator will not be within our direct control and may not be in our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all; that we will derive any revenue, profits, or benefit from such collaborations; or that any collaborator will not compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and commercialization of our proposed products, and may not be able to develop and commercialize such products effectively, if at all. In addition, a lack of development and commercialization collaborations may lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets. Furthermore, current and future collaborators may act deliberately or inadvertently in ways detrimental to our interests.

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

The UK’s referendum to leave the EU (or “Brexit”), is now in force and may cause disruptions to capital and currency markets worldwide. The full impact of Brexit, however, remains uncertain. A process of negotiation will determine the future terms of the UK’s relationship with the EU. During this period of negotiation and afterwards, our Validive manufacturer may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. The tax consequences of the UK’s withdrawal from the EU are uncertain as well. If Brexit has a detrimental effect on our Validive manufacturer, it could, in turn, adversely impact our manufacturing costs and financial condition.

Our contracted camsirubicin manufacturing plant is in Ukraine, and is currently being affected by regional geopolitical factors outside of its control. If we are unable to retain a manufacturing site outside of this region with our current contract manufacturer, we will need to enlist a new contract manufacturer and it will delay our camsirubicin clinical program with GEIS and may increase our cost in supporting the GEIS Phase 2 clinical trial.

Our contracted camsirubicin manufacturing partner is one of the world’s leading providers of commercial anthracycline active pharmaceutical ingredients. Their manufacturing plant making camsirubicin is in Eastern Ukraine and is currently being affected by regional geopolitical factors outside of its control. The manufacturing plant is being affected by restrictions in the region on the import and export of raw materials and finished products. We are currently working to resolve the situation either by having our current contract manufacturer utilize one of their plants in another country, or by us contracting with another manufacturer elsewhere. If we need to retain another contract manufacturer, it will cause a further delay to our GEIS-sponsored Phase 2 clinical program and may increase our manufacturing costs.

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

As a company, we have never obtained regulatory approval for, or commercialized, any product. Accordingly, we have not yet begun to build out any sales or marketing or distribution capabilities. If we are unable to establish, or contract for, effective sales and marketing and distribution capabilities, or if we are unable to enter into agreements with third parties to commercialize our product candidates on favorable terms or on any reasonable terms at all, we may not be able to effectively generate product revenues once our product candidates are approved for marketing. If we fail to obtain commercial expertise or capabilities, upon drug approval, our product launch and subsequent revenues could be delayed and /or fail to reach their commercial potential.

Our product development efforts are at an early stage. We have not yet undertaken any marketing efforts, and there can be no assurance that future anticipated market testing and analyses will validate our marketing strategy. We may need to modify the products, or we may not be successful in either developing or marketing those products.

As a company, we have not completed the development or clinical trials of any product candidates and, accordingly, have not yet begun to market or generate revenue from the commercialization of any products. Obtaining approvals of these product candidates will require substantial additional research and development as well as costly clinical trials. There can be no assurance that we will successfully complete development of our product candidates or successfully market them. We may encounter problems and delays relating to research and development, regulatory approval, intellectual property rights of product candidates, or other factors. There can be no assurance that our development programs will be successful, that our product candidates will prove to be safe and effective in or after clinical trials, that the necessary regulatory approvals for any product candidates will be obtained, or, even if obtained, will be as broad as sought or will be maintained for any period thereafter, that patents will issue on our patent applications, that any intellectual property protections we secure will be adequate, or that our collaboration arrangements will not diminish the value of our intellectual property through licensing or other arrangements. Furthermore, there can be no assurance that any product we might market will be received favorably by customers (whether physicians, payers, patients, or all three), adequately reimbursed by third-party payers, or that competitive products will not perform better and/or be marketed more successfully. Additionally, there can be no assurances that any future market testing and analyses will validate our marketing strategies. We may need to seek to modify the product labels through additional studies in order to be able to market them successfully to reach their commercial potential.

If we are unable to establish relationships with licensees or collaborators to carry out sales, marketing, and distribution functions or to create effective marketing, sales, and distribution capabilities, we will be unable to market our products successfully.

Our business strategy may include out-licensing product candidates to or collaborating with larger firms with experience in marketing and selling pharmaceutical products. There can be no assurance that we will successfully be able to establish marketing, sales, or distribution relationships with any third-party, that such relationships, if established, will be successful, or that we will be successful in gaining market acceptance for any products we might develop. To the extent that we enter into any marketing, sales, or distribution arrangements with third parties, our product revenues per unit sold are expected to be lower than if we marketed, sold, and distributed our products directly, and any revenues we receive will depend upon the efforts of such third parties.

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

Any product candidate that we may develop may not gain market acceptance among physicians, payers and patients. Market acceptance of and demand for any product that we may develop will depend on many factors, including without limitation:

●
Comparative superiority of the efficacy and safety in the treatment of the disease indication compared to alternative treatments;

●
Less incidence, prevalence and severity of adverse side effects;

●
Potential advantages over alternative treatments;

●
Cost effectiveness;

●
Convenience and ease of administration;

●
Sufficient third-party coverage and/or reimbursement;

●
Strength of sales, marketing and distribution support; and

●
Our ability to provide acceptable evidence of safety and efficacy.

If any product candidate developed by us receives regulatory approval but does not achieve an adequate level of market acceptance by physicians, payers, and patients, we may generate insufficient, little, or no product revenue or earn appropriate returns on the investment of product development costs and may not become profitable.

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

Emphasis on managed care and government price controls in the U.S. has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

If we obtain FDA approval for any of our product candidates, we will be subject to various federal and state fraud and abuse laws; these laws may impact, among other things, our proposed sales, marketing and education programs. Fraud and abuse laws are expected to increase in breadth and in detail, which will likely increase our operating costs and the complexity of our programs to ensure compliance with such enhanced laws.

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

If our operations are found to be in violation, even inadvertently, of any of the federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Negotiated prices for our products covered by a Part D prescription drug plan and other government programs will be lower than the prices we might otherwise obtain.

Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval; however, any negotiated prices for our products covered by a Part D prescription drug plan and other government programs will be lower than the prices we might otherwise obtain. We anticipate that the number and type of products that will be subject to federal pricing will increase over time. There may be rules to demand that the government and medical institutions, which are in part supported by government funding, will be granted access to medicines at the same highly favorable prices given to the governmental direct medical care programs.

Risks Related to Our Intellectual Property

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our (and our licensors’) development efforts to develop competing drugs.

Our commercial success will depend in part on obtaining patent protection for any products and other technologies we might develop, and successfully defending any patents we obtain against third-party challenges. We have licensed all intellectual property related to Validive from Onxeo S.A., a French public company. See “Business - Partnerships, Licensing and Acquisition”. The assignment and transfer of the camsirubicin (formerly GPX-150) patent portfolio from TacticGem, LLC (“TacticGem”) to us has been completed. We filed and have been granted in the U.S. and various countries around the world patents for antibodies that target uPAR for our MNPR-101 program. We have also been granted in the U.S. and various countries around the world patents to a specific sequence of amino acids on uPAR, to which our MNPR-101 antibody binds. We are currently prosecuting this patent in other countries around the world to further protect MNPR-101. The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in obtaining and defending patents. See “Business - Intellectual Property Portfolio and Exclusivity”. These risks and uncertainties include without limitation the following:

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

In addition, the U.S. Patent and Trademark Office (“USPTO”) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting their scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the scope of the patents may be substantially narrower than anticipated.

If we permit our patents to lapse or expire, we will not be protected and will have less of a competitive advantage. The value of our products may be greatly reduced if this occurs. Our patents expire at different times and are subject to the laws of multiple countries. Some of our patents are currently near expiration and we may pursue patent term extensions for these where appropriate. See “Business - Intellectual Property Portfolio and Exclusivity”.

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

The patent protection we obtain and preserve for our product candidates may not be sufficient to provide us with any material competitive advantage.

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

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

 Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. In spite of our best efforts, any of our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may seek to obtain licenses from licensors in the future, however, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In addition, if any of our future licensors terminate any such license agreements, such license termination could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and ability to achieve profitability.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce and defend patents we may in-license, or lose rights to licensed patents or patent applications, our license rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or drug candidates that is the subject of such licensed rights could be materially adversely affected. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing, misappropriating or otherwise violating the licensor’s intellectual property rights and the amount of any damages or future royalty obligations that would result, if any such claims were successful, would depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, due to such obligations, we may be unable to achieve or maintain profitability.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse impact on the success of our business.

 Our commercial success depends, in part, upon our ability or the ability of any of our future collaborators to develop, manufacture, market and sell our current or any future drug candidates and to use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary and intellectual property rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights.

We or any of our future licensors or strategic partners, may be party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our current or any potential future drug candidates and technologies, including derivation, reexamination, inter partes review, post-grant review or interference proceedings before the USPTO and similar proceedings in jurisdictions outside of the U.S. such as opposition proceedings. If we or our licensors or strategic partners are unsuccessful in any interference proceedings or other priority or validity disputes (including through any patent oppositions) to which we or they are subject, we may lose valuable intellectual property rights through the loss of one or more patents or our patent claims may be narrowed, invalidated, or held unenforceable. In some instances, we may be required to indemnify our licensors or strategic partners for the costs associated with any such adversarial proceedings or litigation. Third parties may also assert infringement, misappropriation or other claims against us, our licensors or our strategic partners based on existing patents or patents that may be granted in the future, as well as other intellectual property rights, regardless of their merit. There is a risk that third parties may choose to engage in litigation or other adversarial proceedings with us, our licensors or our strategic partners to enforce or otherwise assert their patent rights or other intellectual property rights. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents and other intellectual property rights are valid, enforceable and infringed, which could have a material adverse impact on our ability to utilize our developed technologies or to commercialize our current or any future drug candidates deemed to be infringing. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity by presenting clear and convincing evidence of invalidity. There is no assurance that a court of competent jurisdiction, even if presented with evidence we believe to be clear and convincing, would invalidate the claims of any such U.S. patent.

Further, we cannot guarantee that we will be able to successfully settle or otherwise resolve such adversarial proceedings or litigation. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our drug candidates. If we or any of our licensors or strategic partners are found to infringe, misappropriate or violate a third-party patent or other intellectual property rights, we could be required to pay damages, including treble damages and attorney’s fees, if we are found to have willfully infringed. In addition, we, or any of our licensors or strategic partners may choose to seek, or be required to seek, a license from a third-party, which may not be available on commercially reasonable terms, if at all. Even if a license can be obtained on commercially reasonable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us, and we could be required to make substantial licensing and royalty payments. We also could be forced, including by court order, to cease utilizing, developing, manufacturing and commercializing our developed technologies or drug candidates deemed to be infringing. We may be forced to redesign current or future technologies or products. Any of the foregoing could have a material adverse effect on our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations.

In addition, we or our licensors or strategic partners may find it necessary to pursue claims or to initiate lawsuits to protect or enforce our patent or other intellectual property rights. If we or our licensors or strategic partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our drug candidates or our developed technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, claiming patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors or strategic partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our drug candidates. The narrowing or loss of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technologies and products. All of these events could have a material adverse effect on our business, financial condition, results of operations and prospects. Patent and other intellectual property rights also will not protect our drug candidates and technologies if competitors or third parties design around such drug candidates and technologies without legally infringing, misappropriating or violating our patent or other intellectual property rights.

The cost to us in defending or initiating any litigation or other proceedings relating to our patent or other intellectual property rights, even if resolved in our favor, could be substantial, and any litigation or other proceedings would divert our management’s attention and distract our personnel from their normal responsibilities. Such litigation or proceedings could materially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to more effectively sustain the costs of complex patent litigation because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and materially limit our ability to continue our operations. Furthermore, because of the substantial amount of discovery required in connection with certain such proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, such announcements could have a material adverse effect on the price of our common stock.

Intellectual property rights of third parties could adversely affect our ability to commercialize our current or future technologies or drug candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our current or future technologies or drug candidates, which may not be available on commercially reasonable terms, or at all.

There are numerous companies that have pending patent applications and issued patents broadly covering immune-therapies generally or covering small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies or drug candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property rights concerned, or enter into a license agreement with the intellectual property rights holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

Third-party intellectual property rights holders may also actively bring infringement, misappropriation or other claims alleging violations of intellectual property rights against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or to continue costly, unpredictable and time-consuming litigation and may be prevented from, or experience substantial delays in, marketing our drug candidates. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our current or future technologies or drug candidates that are held to be infringing, misappropriating or otherwise violating third-party intellectual property rights. We might, if possible, also be forced to redesign current or future technologies or drug candidates so that we no longer infringe, misappropriate or violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Business Operations and Industry

As a recently established entity, we have a limited operating history.

To date, we have engaged exclusively in acquiring pharmaceutical product candidates, licensing rights to product candidates and entering into collaboration agreements with respect to key services or technologies for our drug product development, and have not completed any clinical trials, received any governmental approvals, brought any product to market, manufactured products in clinical or commercial quantities or sold any pharmaceutical products. As a company we have limited experience in negotiating, establishing, and maintaining strategic relationships, conducting clinical trials, and managing the regulatory approval process, all of which will be necessary if we are to be successful. Our lack of experience in these critical areas makes it difficult for a prospective investor to evaluate our abilities and increases the risk that we will fail to successfully execute our strategies.

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

If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees, managers, directors, officers, or other significant personnel, we may experience program delays and increases in compensation costs, and our business will be materially disrupted.

Our future success is highly dependent on the continued service of principal members of our management, leadership, and scientific personnel, who are able to terminate their employment with us at any time and may be able to compete with us. The loss of any of our key management, leadership, or scientific personnel including, in particular, Christopher M. Starr, our Executive Chairman of the Board of Directors (referred to as the “Board”), Chandler D. Robinson, our President and CEO, and Andrew P. Mazar, our Executive Vice President of Research and Development and Chief Scientific Officer, could materially disrupt our business and materially delay or prevent the successful product development and commercialization of our product candidates. We have employment agreements with Dr. Robinson and Dr. Mazar which have no term but are for at-will employment, meaning the executives have the ability to terminate their employment at any time. We do not have an employment agreement with Dr. Starr.

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

We will incur increased costs as a result of operating as a stock trading public company, and our management will be required to devote substantial time to investor relations, information and communication to the public, and related compliance initiatives and corporate governance practices.

As a stock trading public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on stock trading public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Despite ongoing compliance training and periodic education, our employees and consultants may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could result in delays or terminations of our development programs and adversely affect our business.

Although we regularly train our employees on compliance and we are aware of no misconduct or improper activities to date, we are exposed to the risk of employee or consultant fraud or other misconduct. Misconduct by our employees or consultants could include intentional failures to: comply with FDA regulations; provide accurate information to the FDA; comply with manufacturing standards; comply with federal and state healthcare fraud and abuse laws and regulations; report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee and consultant misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter such misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. Such actions could adversely affect our business including delaying or terminating one or more of our development programs.

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

We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction will require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

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

●
impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●
inability to retain key employees of any acquired businesses or for our current business based on changed circumstances.

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

●
injury to our reputation and significant, adverse media attention; and

●
potentially significant litigation costs, including without limitation, any damages awarded to the plaintiffs if we lose or settle claims.

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

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

We and our current and any of our future collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”)), state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH, or other privacy and data security laws. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the U.S. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for non-compliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil or criminal penalties), private litigation or adverse publicity and could negatively affect our operating results and business.

If we, our CROs or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

In connection with our drug research and development efforts, we or our CROs may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. Although we have extensive measures in place to prevent the sharing and loss of patient data in our clinical trial processes associated with our developed technologies and drug candidates, any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international laws (e.g., the GDPR). Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business. We may also rely on third-party IT vendors to host or otherwise process some of our data and that of users, and any failure by such IT vendor to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

 Our research and development and drug candidates and future commercial manufacturing may involve the use of hazardous materials and various chemicals. We currently do not maintain a research laboratory, but we engage third-party research organizations and manufacturers to conduct our preclinical studies, clinical trials and manufacturing. These third-party laboratories and manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We must rely on the third parties’ procedures for storing, handling and disposing of these materials in their facilities to comply with the relevant guidelines of the states in which they operate and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that their safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, this could result in significant delays in our development. We are also subject to numerous environmental, health and workplace safety laws and regulations. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Future legislation or executive or private sector actions may increase the difficulty and cost for us to commercialize our products and adversely affect the prices obtained for such products.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the “PPACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying healthcare coverage for all or part of a year, that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, Centers for Medicare & Medicaid Services (“CMS”) published a final rule permitting further collections and payments to and from certain ACA-qualified healthcare plans and healthcare insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is an inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Texas U.S. District Court Judge, as well as the Trump Administration and CMS have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

The increasing cost of healthcare as a percentage of GDP and the massive and increasing deferred liabilities behind most governmental healthcare programs (such as Medicare and Medicaid and state and local healthcare programs especially for retirement benefits) continue to be an economic challenge which threatens the overall economic health of the U.S. High cost healthcare products and therapies that are early in their life cycle are attractive targets for parties that believe that the cost of healthcare must be better controlled and significantly reduced. Pharmaceutical prices and healthcare reform have been debated and acted upon by legislators for many years. Future legislation or executive or private sector actions related to healthcare reform could materially and adversely affect our business by reducing our ability to generate revenue at prices sufficient to reward for the risks and costs of pharmaceutical development, to raise capital, and to market our products.

There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform and third-party payers will affect the pharmaceutical industry in general and our business in particular.

Even if we are able to commercialize any drug candidate, such drug candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

 Our ability to commercialize any products successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private healthcare insurers and health maintenance organizations. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from government healthcare programs, such as Medicare and Medicaid, and private healthcare insurers are critical to new product acceptance. Patients are unlikely to use our future products, if any, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost.

Cost-containment is a priority in the U.S. healthcare industry and elsewhere. As a result, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Third-party payors also may request additional clinical evidence beyond the data required to obtain marketing approval, requiring a company to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of its products. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. Therefore, coverage and reimbursement for pharmaceutical products in the U.S. can differ significantly from payor to payor. We cannot be sure that coverage and adequate reimbursement will be available for any product that we commercialize and, if reimbursement is available, that the level of reimbursement will be adequate. Coverage and reimbursement may impact the demand for, or the price of, any drug candidate for which we obtain marketing approval. If coverage and reimbursement are not available or are available only at limited levels, we may not be able to successfully commercialize any drug candidate for which we obtain marketing approval.

Additionally, the regulations that govern regulatory approvals, pricing and reimbursement for new drugs and therapeutic biologics vary widely from country to country. Some countries require approval of the sale price of a drug or therapeutic biologic before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more drug candidates, even if our drug candidates obtain regulatory approval.

Politically divided governmental actions and related political actions outside of government can impact the FDA’s role in the timely and effective review of new pharmaceutical products in the U.S. and our business may be adversely impacted.

A relevant example of dysfunctional government was the 35-day government shutdown that ended February 15, 2019 which limited the FDA to activities necessary to address imminent threats to human life and to activities funded by carry-over user fees. Future government shutdowns or other activities which limit the financial resources available to the FDA (and in particular to the Center for Drug Evaluation and Research) will delay the processing of new product drug development submissions, reviews, and approvals and other required regulatory actions. Such delays will adversely impact our business and financial condition.

Effective collaboration with the FDA’s Center for Drug Evaluation and Research (“CDER”) for the approval of drug candidates is a highly demanding process which can result in increased time and expense to gain approvals.

Our lead drug development program, Validive, will be reviewed by CDER. Efficient and professional collaboration with the FDA’s CDER is essential for the timely clinical testing, test evaluations, analysis and approval of our drug candidates. CDER has an outstanding record of drug approvals and substantial funds to operate a highly professional organization, but is also very demanding as to the quality of clinical research and applications for marketing approvals for drug candidates.

Our Company has in-house expertise and experience in the management of drug approvals. Qualified consultants and drug research organizations are also available to aid in our drug approval process; however, there is a meaningful risk that discussions and interactions inherent in the drug approval process and future developments or new improvements will result in delays, added expenses and new scientific/medical requirements which will cause adverse financial results and will likely impact the price of the Company’s stock.

Future tax reform measures may negatively impact our financial position.

Tax reform measures are unpredictable and can change as the U.S. congress and executive leadership changes. For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). It is difficult to predict what future tax reform measures, if any, could be implemented and the extent to which they will impact our financial condition and our business.

Foreign currency exchange rates may adversely affect our consolidated financial statements.

Sales and purchases in currencies other than the U.S. Dollar expose us to fluctuations in foreign currencies relative to the U.S. Dollar and may adversely affect our consolidated financial statements. Increased strength of the U.S. Dollar increases the effective price of our future drug products sold in U.S. Dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. Dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. Dollars for reporting purposes and the strengthening or weakening of the U.S. Dollar could result in unfavorable foreign currency translation and transaction effects. In addition, certain of our businesses may in the future invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable foreign currency translation and transaction effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries.

Our anticipated operating expenses and capital expenditures over the next year are based upon our management’s estimates of possible future events. Actual amounts and the cost of new conditions could differ materially from those estimated by our management.

Development of pharmaceuticals and cancer drugs is extremely risky and unpredictable. We have estimated operating expenses and capital expenditures over the next year based on certain assumptions. Any change in the assumptions could cause the actual results to vary substantially from the anticipated expenses and expenditures and could result in material differences in actual versus forecasted expenses or expenditures. Furthermore, all of the factors are subject to the effect of unforeseeable future events. The estimates of capital expenditures and operating expenses represent forward-looking statements within the meaning of the federal securities laws. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors set forth under this “Risk Factors” section in this Annual Report on Form 10-K.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that we provide herein or our management may provide from time to time (including, but not limited to, our success in raising strategic and substantial financial resources, the cost and timing of our Phase 3 clinical trials, clinical and regulatory timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by our management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this Annual Report on Form 10-K should not be regarded as an indication that we, our management, the underwriters or their respective representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such. See “Cautionary Statement Concerning Forward-Looking Statements.”

Our present and potential future international operations may expose us to business, political, operational, and financial risks associated with doing business outside of the United States.

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical research organizations and clinical trial sites are located outside of the U.S. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the EU, the United Kingdom and other jurisdictions in addition to the U.S. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

●
multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses;

●
failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●
rejection or qualification of foreign clinical trial data by the competent authorities of other countries;

●
additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;

●
complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;

●
difficulties in staffing and managing foreign operations;

●
complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●
limits in our ability to penetrate international markets;

●
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions, implementation of tariffs;

●
certain expenses including, among others, expenses for travel, translation and insurance; and

●
regulatory and compliance risks that relate to anti-corruption compliance and record-keeping that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its accounting provisions or its anti-bribery provisions or provisions of anti-corruption or anti-bribery laws in other countries.

    Any of these factors could harm our ongoing international clinical operations and supply chain, as well as any future international expansion and operations and, consequently, our business, financial condition, prospects and results of operations.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize drug candidates in foreign markets for which we may rely on partnering with third parties. We will not be permitted to market or promote any drug candidate before we receive regulatory approval from the applicable regulatory authority in a foreign market, and we may never receive such regulatory approval for any drug candidate. To obtain separate regulatory approval in foreign countries, we generally must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of a drug candidate, and we cannot predict success in these jurisdictions. If we obtain approval of any of our current or potential future drug candidates and ultimately commercialize any such drug candidate in foreign markets, we would be subject to risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and the reduced protection of intellectual property rights in some foreign countries.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“the FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad or to obtain necessary permits, licenses and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

We have a Code of Business Conduct and Ethics which mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. However, we cannot assure you that our employees and third-party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas, investigations or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

Risks Associated to our Common Stock

Existing and new investors will experience dilution as a result of future sales or issuances of our common stock and future option exercises under our stock option plan and any amendments to the plan.

Our Board Members, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 1,600,000 shares of our common stock may be issued as stock options or restricted stock under the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, and stock options for the purchase of up to 1,292,573 shares of our common stock have already been granted (786,063 stock options are exercisable) and are outstanding along with 45,722 restricted stock units have been granted to Board members and employees as of March 13, 2020. The issuance of such equity and/or the exercise of such options will dilute both our existing and our new investors. As of March 13, 2020, 18,433 stock options have been exercised.

Our existing and our new investors will likely also experience substantial dilution resulting from the issuance by us of equity securities in connection with certain transactions, including without limitation, future offering of shares under our Capital on DemandTM Sales Agreement or other fundraising efforts, intellectual property licensing, acquisition, or commercialization arrangements.

Holders of the shares of our common stock will have no control of our operations or of decisions on major transactions.

        Our business and affairs are managed by or under the direction of our Board of Directors (“Board”). Our stockholders are entitled to vote only on actions that require a stockholder vote under federal or state law. Stockholder approval requires the consent and approval of holders of a majority or more of our outstanding stock. Shares of stock do not have cumulative voting rights and therefore, holders of a majority of the shares of our outstanding stock will be able to elect all Board Members. TacticGem, LLC (“TacticGem”) owns 7,166,667 shares of common stock (68%). The limited liability company agreement requires TacticGem to pass through votes (including the vote for the election of directors) to its members in proportion to their membership percentages in TacticGem (57.367% owned by Tactic Pharma and 42.633% owned by Gem). As a result, Tactic Pharma, our initial investor and participant in our initial public offering, holds an approximately 42% beneficial interest in us and together with Gem’s beneficial ownership of approximately 29%, the two entities control a majority of our stock and will be able to elect all Board Members and control our affairs. Some of our Board Members and executive officers own and control Tactic Pharma. Although no single person has a controlling interest in Tactic Pharma, acting together, they are able to control Tactic Pharma and a large voting block of our common stock and elect over a majority of our Board.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

        If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the Nasdaq Stock Market (“Nasdaq”) may take steps to de-list our common stock. Such a de-listing or the announcement of such de-listing will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq listing requirements.

The stock price of our common stock may be volatile or may decline regardless of our operating performance.

        The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Our common stock has only been trading on the Nasdaq Capital Market since December 19, 2019 and has experienced significant volatility in market prices throught March 13, 2020, ranging from a low of $6.33 to a high of $48.00. Our small public float and relatively low trading volumes exacerbate volatility.

The market price of our common stock is likely to remain highly volatile and may fluctuate substantially due to many factors, including:

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

●
the failure of our product candidates, if approved, to achieve anticipated commercial success;

●
announcements of the clinical success, NDA approval or introduction of new products by us or our competitors;

●
developments concerning product development results or intellectual property rights of others;

●
litigation or public concern about the safety of our potential products;

●
actual fluctuations in our quarterly or annual operating results, and concerns by investors that such fluctuations may occur in the future and are symbolic of internal problems;

●
deviations in our operating results from the estimates of securities analysts or other analyst comments;

●
additions or departures of key personnel;

●
healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●
developments concerning current or future strategic collaborations;

●
discussion of our Company, our stock price or our potential future market value by the financial and scientific press and online investor communities; and

●
market response to the COVID-19 pandemic.

.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. Our stock price has experienced such fluctuations since our initial public offering. These broad market fluctuations may cause the market price of our stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Substantial amounts of our outstanding shares may be sold into the market when lock-up or market standoff periods end. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 10,621,535 outstanding shares of our common stock as of March 13, 2020. A substantial majority of all of our outstanding shares of common stock are currently restricted from resale as a result of market standoff and “lock-up” agreements. These shares will become available to be sold after June 16, 2020. Unless sold pursuant to a registration statement, shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act), and various vesting agreements.

Stockholders holding a substantial majority of our outstanding shares have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lock-up agreements. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares are able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up agreements or internal practices which prohibit sales under certain circumstances. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that additional fundraising efforts in the next three years, may trigger an “ownership change” limitation in the near future. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income will be subject to limitations, which could result in increased future tax liability to us had we not been subject to such limitations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our Company. If securities or industry analysts do not commence coverage of our Company, the trading price for our stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our Company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains as a return on their investments.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us difficult, limit attempts by our stockholders to replace or remove our current management or Board and adversely affect our stock price.

 Provisions of our amended and restated bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, our amended and restated bylaws:

●
provide that all vacancies on our Board may only be filled by our Board and not by stockholders;

●
allow the holders of a plurality of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose; and

●
provide that special meetings of our stockholders may be called only by our Board.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Item 2.  Properties

            We lease approximately 1,202 square feet of space in the Village of Wilmette, Illinois for our corporate offices. Our original two-year lease ended on December 31, 2019, at which time we agreed to lease the space on a month-to-month basis. In February 2019, also on a month-to-month basis, we leased additional office space at our corporate headquarters. We believe that we will lease additional office space within the next 12 months as we begin to hire additional personnel.

Item 3. Legal Proceedings

            We are currently not, and to date have never been, a party to any material legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “MNPR” on the Nasdaq Capital Market.

Holders

As of March 13, 2020, there were 10,621,535 shares of our common stock outstanding held by 38 holders of record.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Registration Rights

We are subject to an agreement with TacticGem (pursuant to the Gem Transaction as discussed elsewhere in this document), which obligates us to file Form S-3 or other appropriate form of registration statement covering the resale of any of our common stock by TacticGem, Gem, or Tactic, upon direction by TacticGem at any time after we have been subject to the reporting requirements of the 1934 Act for at least twelve months (the “Initial Holding Period”). We are required to use our best efforts to have such registration statement declared effective as soon as practical after it is filed. In the event that such registration statement for resale is not approved by the SEC, and TacticGem submits a written request, we are required to prepare and file a registration statement on Form S-1 registering such common stock for resale and to use our best efforts to have such registration statement declared effective as soon as practical thereafter. Additionally, if we propose to register our common stock for sale for cash, we are required to notify TacticGem, Gem and Tactic Pharma of our intention to do so and they have the right to cause shares of stock owned by them to be included in such registration, subject to registration rights of other holders of restricted stock and the ability of the underwriter to limit the number of shares to be included. After registration, pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act other than pursuant to restrictions on affiliates under Rule 144. TacticGem has entered into a lock-up agreement and agreed to not exercise any rights of resale for 180 days after the date of our initial public offering which was December 18, 2019.

Recent Sales of Unregistered Securities.

Set forth below is information regarding shares of common stock issued and options granted by us in the year ended December 31, 2019, that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such shares and options and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed. No underwriters were involved in the foregoing issuances of securities. Below this description of recent sales of unregistered securities is a description of the exemptions from registration which were applicable to each sale or grant.

(a)
the issuance of 18,433 shares of common stock pursuant to a stock option exercise on November 25, 2019 for $109,998

The offers, sales and issuances of the securities described in paragraphs (a) were deemed to be exempt from registration under the Securities Act in reliance on both Section 4(a)(2) of the Act and/or Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were a limited number of our employees, officers, non-employee directors, bona fide consultants and advisors and received the securities under our Plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us and had knowledge and experience to make the decision to accept the stock options.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. We are building a drug development pipeline through the licensing and acquisition of oncology therapeutics in late preclinical and clinical development stages. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

On December 23, 2019, we completed our initial public offering. We sold 1,277,778 shares of our common stock at a public offering price of $8.00 per share. Net proceeds were approximately $9.4 million, after deducting underwriting discounts and accrued, unpaid offering expenses. Our common stock began trading on the Nasdaq Capital Market on December 19, 2019.

On January 13, 2020, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC (“JonesTrading”), as sales agent, pursuant to which we may offer and sell (at our discretion), from time to time, through or to JonesTrading shares of our common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, as of March 13, 2020, we sold 33,903 shares of our common stock at an average gross price of $15.9994 for net proceeds of $526,143, after fees and commissions of $16,284.

We are devoting a significant portion of the net proceeds from our initial public offering to fund our camsirubicin Phase 2 clinical trial for which we recently signed a collaboration agreement with Grupo Español de Investigación en Sarcomas (“GEIS”), discussed in further detail below. We believe the net proceeds from our initial public offering will be sufficient to enable us to obtain topline results for that camsirubicin Phase 2 clinical trial. We are aiming to enroll the first patient in a Phase 3 clinical development program for our lead product candidate, Validive (clonidine mucobuccal tablet; clonidine MBT) within a few months of raising sufficient funds. To do so, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue in the coming months.

Our Product Candidates

Validive is designed to be used prophylactically to reduce the incidence, delay the time to onset, and decrease the duration of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy (“CRT”) for oropharyngeal cancer (“OPC”). SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation. The majority of patients receiving CRT to treat their OPC develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. The potential clinical benefits to patients of reducing or delaying the incidence of SOM, or reducing the duration of SOM, include: reduced treatment discontinuations leading to potentially improved overall survival outcomes; reduced mouth and throat pain avoiding the need to receive parenteral nutrition; and decreased long-term and often permanent debilitation arising from swallowing difficulties, neck and throat spasms, and lung complications due to food aspiration. Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local delivery of drug in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

In September 2017, we exercised an option to license Validive from Onxeo S.A., the company that developed Validive through its Phase 2 clinical trial. In the completed Phase 2 clinical trial, Validive demonstrated clinically meaningful efficacy signals within the 64-patient OPC population randomized to placebo, Validive 50 µg dose and Validive 100 µg dose. The absolute incidence of SOM in OPC patients who received a dose of Validive 100 µg once per day was reduced by 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, and 38.9% in Validive 100 µg group). The median time to onset of SOM was 37 days in the placebo cohort; 45 days in the Validive 50 µg cohort and no median time of onset was reached in the Validive 100 µg group since fewer than half of this cohort of patients developed SOM. There was also a 37.8% reduction in the median duration of the SOM for the Validive 100 µg group versus placebo (41.0 days placebo group, 34.0 days Validive 50 µg group, and 25.5 days Validive 100 µg group) in patients that developed SOM. Median duration of SOM across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. A positive dose response was seen in each of these three clinical endpoints. Additionally, patients in the Validive cohorts in the Phase 2 clinical trial demonstrated a safety profile similar to that of placebo. While not designed by us, Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 3 clinical program.

SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor on macrophages (white blood cells present in the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the oral cavity and oropharynx over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late onset toxicities, including trismus (jaw, neck, and throat spasms), dysphagia, and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of chemoradiotherapy. We believe that a reduction in the incidence and duration of SOM by Validive will have the potential to reduce treatment discontinuation and/or treatment delays potentially leading to improved survival outcomes, and reducing or eliminating these long-term morbidities.

The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, with an estimated 40,000 new cases of OPC in the alone in 2019. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for many decades due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of CRT-induced SOM in patients with OPC since CRT is the standard of care treatment.

A pre-Phase 3 meeting with the FDA was held and based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP). Based on comments and guidance provided by FDA and EMA, we are aiming to enroll the first patient in our Phase 3 randomized trial for our lead product candidate, Validive, within a few months of raising sufficient funds. The Validive program will consist of an adaptive design trial with an interim analysis planned for approximately twelve months after the first patient is dosed, and a confirmatory second trial planned to commence shortly after completion of this interim analysis.

Our second product candidate, camsirubicin, is a novel analog of doxorubicin which has been designed to reduce the cardiotoxic side effects generated by doxorubicin while retaining anti-cancer activity. Camsirubicin is not metabolized to the derivatives that are believed to be responsible for doxorubicin’s cardiotoxic effects. A Phase 2 clinical trial for camsirubicin has been completed in patients with advanced (e.g. unresectable or metastatic) soft tissue sarcoma (“ASTS”). Average life expectancy for these patients is 12-15 months. In this study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction for cumulative dose in patients with ASTS. Doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2. Even if a patient is responding, they are pulled off of doxorubicin treatment once this cumulative dose has been reached.

Based on encouraging clinical results to date, we plan to continue the development of camsirubicin as 1st-line treatment in patients with ASTS, where the current 1st-line treatment is doxorubicin. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients on treatment who are responding. In June 2019, we entered into a clinical collaboration with Grupo Español de Investigación en Sarcomas (“GEIS”). GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma that has worked with many of the leading biotech and global pharmaceutical companies. Enrollment of the trial is currently anticipated to begin in the second half of 2020 and to include approximately 170 ASTS patients, an interim analysis, and take around two years to enroll. The primary endpoint of the trial will be progression-free survival, with secondary endpoints including overall survival and incidence of treatment-emergent adverse events. In November 2019, the European Commission granted orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU.

Our third program, MNPR-101, is a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”) for the treatment of advanced cancers. The IND-enabling work is nearly completed.

Our management team has extensive experience in developing therapeutics through regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, and completed the sale of a biopharmaceutical company for over $800 million in cash. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline.

Our Product Pipeline

Validive (clonidine mucobuccal tablet; clonidine MBT)

Validive is an MBT of clonidine. The MBT formulation was developed to enhance the oral mucosal drug delivery and significantly increase the salivary concentrations of the active ingredient while minimizing systemic absorption. The Validive tablet is tasteless and administered once daily by affixing it to the outside of the patient’s upper gum where it dissolves slowly over the period of several hours, resulting in the extended release of clonidine into the oral cavity and oropharynx, the site of SOM following chemoradiation treatment for OPC. Validive therapy is designed to begin on the first day of chemoradiation treatment and continue daily through the last day of treatment.

SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation therapy. Patients receiving CRT to treat their OPC often develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. We believe Validive has the potential to address several critical elements that affect SOM patients, including:

Reduction in the incidence of SOM. SOM can increase the risk of acute and chronic comorbidities, including dysphagia, trismus and lung complications, which are often irreversible and lead to increased hospitalization and the need for additional interventions. In a Phase 2 clinical trial, the OPC patient cohort treated with Validive 100 µg demonstrated a reduction in the absolute incidence of SOM compared to placebo of 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, 38.9% in Validive 100 µg group). A reduced incidence of SOM in OPC patients may lower the risk of acute and chronic comorbidities and improve quality of life.

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

Decrease in the duration of SOM. Longer duration of SOM leads to a higher risk of the need for parenteral nutrition and lower quality of life. SOM patients experience inability to drink and/or eat, and difficulty swallowing often resulting in malnourishment and feeding tube intervention. The Phase 2 clinical trial data demonstrated a 15.5-day reduction (by 37.8%) in the duration of SOM for patients treated with Validive 100 µg (41 day median duration with placebo, 34 days with the Validive 50 µg group, and 25.5 days for the Validive 100 µg group) in patients that developed SOM. Median duration across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. Reduced duration of SOM may result in lower risk of malnourishment and feeding tube intervention, and fewer treatment terminations/delays

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

  Camsirubicin is a proprietary doxorubicin analog that is selective for topoisomerase II-alpha. Doxorubicin is used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. The clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity, despite clinical studies demonstrating the anti-cancer benefit of higher doses of doxorubicin administered for longer periods of time. For example, several clinical studies completed in the 1990’s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%.

Camsirubicin has been engineered specifically to retain the anticancer activity of doxorubicin while minimizing the toxic effects on the heart. Similar to doxorubicin, the antitumor effects of camsirubicin are mediated through the stabilization of the topoisomerase II complex after a DNA strand break and DNA intercalation leading to tumor cell apoptosis (cell death). Inhibiting the topoisomerase II-alpha isoform is desired for the anti-cancer effect, while inhibiting the topoisomerase II-beta isoform has been demonstrated to mediate, at least in part, the cardiotoxicity associated with doxorubicin. Camsirubicin is more selective than doxorubicin for inhibiting topoisomerase II-alpha versus topoisomerase II-beta. This selectivity may at least partly explain the minimal cardiotoxicity that has been observed for camsirubicin in preclinical and clinical studies to date. We believe these attributes provide a strong rationale to develop camsirubicin without restriction on cumulative dose, in a broad spectrum of cancer types.

Development of camsirubicin is being pursued initially in patients with advanced soft tissue sarcoma (ASTS). Currently, these patients receive doxorubicin in the 1st-line and camsirubicin will be evaluated in a randomized Phase 2 trial head to head against doxorubicin. Although doxorubicin has been the standard of care treatment for over 40 years for patients with ASTS, patients are pulled off treatment to limit irreversible heart failure once the cumulative dose reaches 450 mg/m2, even if they are experiencing clinical benefit. As a result, median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. Thus, there is a significant unmet opportunity to develop a replacement for doxorubicin that retains anti-cancer activity while reducing or eliminating the risk for irreversible heart damage.

MNPR-101 (formerly huATN-658)

MNPR-101 is a novel, preclinical stage drug candidate. It is a first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”), a well-credentialed cancer therapeutic target. uPAR is a protein receptor that sits on the cell surface of, and is overexpressed in, many deadly cancers, but has little to no expression in healthy tissue; several Phase 1 imaging studies in human advanced cancer patients show that uPAR is detected selectively in the tumor.

In normal cells, uPAR is transiently expressed as part of a highly regulated process required for the breakdown of the extracellular matrix during normal tissue remodeling. In cancer, however, uPAR is constitutively overexpressed by the tumor cell, and the uPAR extracellular matrix degrading function is hijacked by the tumor to support tissue invasion, metastasis, and angiogenesis. It is important to tumor cell survival, and uPAR expression increases in high grade and metastatic disease.

MNPR-101 has demonstrated significant antitumor activity in numerous preclinical models of tumor growth, both as a monotherapy and in combination with other therapeutics and is being advanced toward an IND. Based on the selective expression of uPAR in numerous tumor types, we anticipate MNPR-101 will be well-tolerated and amenable to a variety of combination treatment approaches in the clinic.

Our Strategy

Leveraging the experience and the demonstrated competencies of our management team, our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address the unmet medical needs of cancer patients. The five key elements of our strategy to achieve this goal are to:

●
Advance the clinical development of camsirubicin, by pursuing clinical indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which will allow camsirubicin to go head-to-head against doxorubicin, the current 1st-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single arm Phase 2 study. Clinical benefit was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction for cumulative dose (doxorubicin is limited to 450 mg/m2 cumulative dose due to heart toxicity).

●
Leverage data generated from the Phase 2 Validive clinical trial to position us well for a successful Phase 3 clinical program for Validive for SOM in OPC. In a Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to onset was delayed, and the duration in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, position us well for a successful Phase 3 clinical trial program.

●
Obtain FDA approval of Validive and maximize the commercial potential of Validive in the U.S. and the EU, seeking partnerships outside these markets. Following a potentially successful Phase 3 clinical program of Validive and potential FDA approval, we currently intend to commercialize Validive in the U.S. and the EU which may include establishing our own specialty sales force and seeking partnerships outside of these territories for regulatory approval and drug sales and distribution.

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

Risks Associated with our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors”. These risks include, among others, the following:

●
We are a clinical stage biopharmaceutical company with a history of losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

●
Funds raised in our recent initial public offering of our common stock are not sufficient to start our Phase 3 clinical development of Validive, and require that we raise significant additional funds in the coming months and thereafter in order to complete Validive’s Phase 3 clinical trial, support further development of camsirubicin beyond Phase 2 and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization. If we are unable to raise enough funds in the coming months from the sale of our common stock or other financing efforts, we may have to consider strategic options such as out-licensing Validive or other product candidates, entering into a clinical partnership, or terminating one or more programs. There can be no assurance that we can find a suitable partner on satisfactory terms.

●
We have a limited operating history, no revenues from operations, and are dependent upon raising capital to continue our drug development programs.

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

●
If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which would materially affect our financial condition.

●
We rely on third parties to conduct our manufacturing, non-clinical studies, and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, the initiation or conduct of our clinical trials may be delayed and we may be unable to obtain regulatory approval for, or commercialize our, current product candidates or any future products, and our financial condition will be adversely affected.

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

●
 The COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability raise additional funds.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

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

We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K, and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than what you might find from other public reporting companies.

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation.

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

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. We determine the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient enrollment are accrued and expensed as patients are entered into the trial. During the years ended December 31, 2019 and 2018, we had no clinical trials in progress.The successful development of our product pipeline is uncertain. We cannot precisely or accurately estimate the nature, timing or costs of the efforts that will be necessary to complete the remainder of the development of any of our drug product candidates or the period, if any, in which material net cash inflows from our drug product candidates may commence. This is due to the numerous risks and uncertainties associated with developing drug product candidates, including:

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

●
our ability to market, commercialize and achieve market acceptance sufficient to provide financial returns acceptable for future requirements and financial returns for our investors for any of our drug product candidates that we are developing or may develop in the future; and

●
 the effects of the COVID-19 pandemic.

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

Stock-based compensation costs for stock options granted to our employees and non-employee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the years ended December 31, 2019 and 2018 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Prior to January 1, 2019, the measurement of consultant stock-based compensation was subject to periodic adjustments as the underlying equity instruments vest. Since January 1, 2019, consultant stock-based compensation is valued on the grant date and is recognized as an expense over the period during which services are rendered.

Stock Incentive Plan

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

In September 2017, we granted stock options to purchase up to 21,024 shares of our common stock to each of the three new Board Members and in November 2017, we granted options to purchase up to 40,000 shares of our common stock to an employee. These Board and employee stock options have an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering prior to such grant.

In January 2018, we granted stock options to purchase up to 32,004 shares of our common stock to our acting chief medical officer at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering prior to such grant. In May 2018 and August 2018, we granted stock options to purchase up to 5,000 shares of our common stock each to two employees at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering prior to such grant.

In August 2018, we granted stock options to all four of our non-employee Board members, our chief executive officer, our chief scientific officer, and our chief financial officer to purchase up to an aggregate 425,300 shares of our common stock at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering prior to such grant. Vesting of such stock options commenced on October 1, 2018.

In December 2018, we granted stock options to purchase up to 20,000 shares of our common stock to our acting chief medical officer, at an exercise price of $6 per share based on the price per share at which our common stock was sold in our most recent private offering prior to such grant. Vesting of such stock options commenced on January 1, 2019.

On January 4, January 31 and February 11, 2020, our Plan Administrator Committee (with regards to non-officer employees) and our Compensation Committee, as ratified by the full Board (in the case of officers and non-employee directors) granted an aggregate of 205,110 stock options with exercise prices ranging from $12.93 to $17.75 for an aggregate grant date fair value of approximately $2.1 million which will be expensed over the vesting period. All stock options have a 10-year term and vest from 1 to 4 years. We also granted an aggregate 45,722 restricted stock units on January 31, 2020 and February 11, 2020, with an aggregate value of approximately $0.7 million which vest from 1 to 4 years.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option is determined by a committee of our Board, except that the per share exercise price cannot be less than 100% of the fair market value per share on the grant date. In connection with our stock options issued in April 2016, December 2016, and February 2017, fair market value was established by our Plan Administrator using recently obtained third party valuation reports. In connection with our stock options issued in September 2017, November 2017, January 2018, May 2018, August 2018 and December 2018, fair market value was established by our Plan Administrator Committee based on the price per share at which common stock was sold in our most recent private offering prior to such grants. Options generally expire after ten years.

During the years ended December 31, 2019 and 2018, we recognized $653,997 and $232,625 of employee and non-employee director stock-based compensation expense as general and administrative expenses, respectively, and $274,345 and $171,238 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the option holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

We recognize as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which were recorded as research and development expense for the years ended December 31, 2019 and 2018 was $82,829 and $125,469, respectively.

The fair value of options granted from inception to December 31, 2019 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date is estimated using the simplified method. There were no stock option grants during the year ended December 31, 2019. For the year ended December 31, 2018, the weighted-average grant date fair value was $2.05 per share. For the years ended December 31, 2019 and 2018 the fair value of shares vested was $0.8 million and $0.4 million, respectively. At December 31, 2019, the aggregate intrinsic value was approximately $14.9 million, of which approximately $10.7 million was vested and approximately $4.2 million is expected to vest (representing options to purchase up to 350,200 shares of our common stock), and the weighted-average exercise price in aggregate was $2.94 which includes $2.13 for fully vested stock options and $4.62 for stock options expected to vest. At December 31, 2019, unamortized unvested balance of stock based compensation was approximately $1.3 million, to be amortized over 2.4 years.

Stock option activity under the Plan for the year ended December 31, 2019 was as follows:

		Options Outstanding
	Options Available	Number of Options	Weighted-Average Exercise Price
Balances at January 1, 2018	941,408	658,592	$ 0.94
Granted(1)	(487,304)	487,304	6.00
Forfeited(2)	40,000	(40,000)	6.00
Balances at December 31, 2018	494,104	1,105,896	2.99
Exercised	-	(18,433)	5.97
Balances at December 31, 2019	494,104	1,087,463	2.94

(1)
32,004 options vest as follows: options to purchase up to 12,000 shares of common stock vest on the grant date, options to purchase up to 1,667 shares of common stock vest on the 1st of each month thereafter. 5,000 options vest 6/48ths on the grant date and 1/48th per month thereafter. 5,000 options vest 6/48ths on the six- month anniversary of grant date and 1/48th per month thereafter. 320,900 options vest 6/51 at the six-month anniversary of vesting commencement date and 1/51 per month thereafter, with vesting commencing on October 1, 2018. 104,400 options vest quarterly over 5 quarters, with the first quarter commenced October 1, 2018. 20,000 options vest as follows: options to purchase up to 1,667 shares of common stock vest on January 31, 2019 and the last day of each month thereafter.

(2)
Forfeited options resulted from an employee termination.

A summary of options outstanding as of December 31, 2019 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term
$0.001	555,420	6.7 years	475,060	6.6 years
$6.00	532,043	8.6 years	283,521	8.5 years
	1,087,463		758,581

Results of Operations

Comparison of the Years Ended December 31, 2019 and December 31, 2018

The following table summarizes the results of our operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018	Variance

Revenue	$ -	$ -	$ -

Research and development expenses	1,969	1,774	195
General and administrative expenses	2,355	1,557	798

Total operating expenses	4,324	3,331	993

Operating loss	(4,324)	(3,331)	(993)
Interest and other income	99	103	(4)
Net loss	$ (4,225)	$ (3,228)	$ (997)

R&D Expenses

                R&D expenses for the year ended December 31, 2019 were approximately $1,969,000, compared to approximately $1,774,000 for the year ended December 31, 2018, an increase of approximately $195,000. This increase was primarily attributed to:

Year ended December 31, 2019 versus Year ended December 31, 2018
R&D Expenses (in thousands)
Increase in CRO and related fees in 2019 in preparation for Validive Phase 3 clinical trial	$ 206
Increase in collaboration fees, database management fees and clinical material development in Q4 2019 in preparation for the camsirubicin Phase 2 clinical trial sponsored by GEIS	126
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grant to officer	103
Increase in R&D employee bonuses in 2019	60
Decrease in stock-based compensation (non-cash) to the Acting Chief Medical Officer	(43)
Decrease in R&D base salaries and benefits primarily due to the departure of our VP of Clinical Development in June 2018	(124)
Decrease in consulting fees for regulatory consultants utilized in 2018 in preparation for our meeting with the FDA regarding Validive planning not repeated in 2019	(140)
Other, net	7
Net increase in R&D expenses	$ 195

General and Administrative Expenses

               General and administrative (“G&A”) expenses for the year ended December 31, 2019 were approximately $2,355,000, compared to approximately $1,557,000 for the year ended December 31, 2018, an increase of approximately $798,000. This increase was primarily attributed to:

Year ended December 31, 2019 versus year ended December 31, 2018
G&A Expenses (in thousands)
Increase in Board stock-based compensation (non-cash) due to August 2018 stock option grants to Board Members	$ 263
Increase in G&A salaries due to 2019 cost of living adjustments and 2018 bonuses paid in March 2019 and 2019 accrued bonuses	184
Increase in employee stock-based compensation (non-cash) due to August 2018 stock option grants to officers	158
Increase in audit fees due to increased scope and accounting complexity	113
Increase in Board fees for 2019 committee services	66
Other	14
Net increase in G&A expenses	$ 798

Interest Income

Interest income for the year ended December 31, 2019 decreased by approximately $4,000 versus the year ended December 31, 2018 due to the decrease in bank balances resulting from the use of cash in operating activities, partly offset by higher bank interest rates on our money market account. Note that the funds received from the initial public offering of our common stock were received on December 23, 2019, therefore it did not have a significant impact on interest income for the year ended December 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $25.9 million as of December 31, 2019. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will need to raise additional capital in 2020 to fund our operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through private placements of our preferred and common stock, the net receipt of funds related to the Gem Transaction (described below), net proceeds from the initial public offering of our common stock and net proceeds from sales under our Capital on DemandTM Sales Agreement. We anticipate that the currently available funds as of March 13, 2020, will fund our minimal required operations through March 2021.

We invest our cash equivalents in a money market account.

Contribution to Capital

In August 2017, our largest stockholder at that time, Tactic Pharma, surrendered 2,888,727 shares of common stock back to us as a contribution to the capital of the Company. This resulted in reducing Tactic Pharma’s ownership in us at that time from 80% to 70%. As of March 13, 2020, Tactic Pharma owns 42% of us.

The Gem Transaction

On August 25, 2017, Tactic Pharma and Gem formed a limited liability company, TacticGem, LLC (“TacticGem”) with Tactic Pharma contributing 4,111,273 shares of our common stock and Gem contributing assets and $5 million in cash before transaction costs. TacticGem then contributed the Gem assets, including the intellectual property rights to camsirubicin, (the “Gem Assets”) and cash to us in exchange for 3,055,394 shares of our common stock (the “Gem Transaction”). This has resulted in TacticGem owning 68% of our outstanding common stock as of March 13, 2020. The contribution by TacticGem, made in conjunction with contributions from outside investors in a private offering, was intended to qualify for tax-free treatment.

It is anticipated that future cash burn will increase by approximately $2 million to $3 million per year in support of the GEIS-sponsored Phase 2 clinical trial for camsirubicin.

Cash Flows

  The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2018.

	Year ended December 31,		Year ended December 31, 2019 versus
(in thousands)	2019	2018	Year ended December 31, 2018
Net cash used in operating activities	$ (3,018)	$ (2,681)	$ (337)
Net cash provided by (used in) financing activities	9,347	(206)	9,553
Effect of exchange rates on cash and cash equivalents	(8)	(2)	(6)
Net increase (decrease) in cash and cash equivalents	$ 6,321	$ (2,889)	$ 9,210

                During the years ended December 31, 2019 and 2018, we had net cash inflows of approximately $6,321,000 and net cash outflows of approximately $(2,889,000), respectively, a change of approximately $9,210,000 due primarily to cash raised in our initial public offering in December 2019 offset by higher net cash used in operating activities in 2019.

Cash Flow Used in Operating Activities

     The increase to cash used in operating activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 of approximately $337,000 was primarily due the increase in clinical development expenses related to planning our Phase 3 clinical trial for Validive, collaboration fees to GEIS related to planning the Phase 2 clinical trial for camsirubicin, board and audit fees and employee compensation. Cash used in operating activities of approximately $(3,018,000) for the year ended December 31, 2019 was primarily a result of our approximately $(4,225,000) net loss offset by approximately $1,011,000 of non-cash stock-based compensation and changes in operating assets and liabilities of approximately $196,000. Cash used in operating activities of approximately $(2,681,000) for the year ended December 31, 2018 was primarily a result of our approximately $(3,228,000) net loss offset by approximately $529,000 of non-cash stock-based compensation plus changes in operating assets and liabilities of approximately $18,000.

Cash Flow Used in Investing Activities

                   There was no cash provided by or used in investing activities for the years ended December 31, 2019 and 2018.

Cash Flow Provided by (Used In) Financing Activities

                  The increase of cash provided by financing activities during the year ended December 31, 2019 compared to the year ended December 31, 2018 of approximately $9,553,000 was due to net proceeds from the initial public offering of our common stock and the exercise of stock options offset by deferred offering costs during the year ended December 31, 2019 offset by the deferred offering costs incurred during the year ended December 31, 2018.

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

●
continue the preclinical activities and potentially enter clinical development of MNPR-101;

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

●
develop our manufacturing/quality capabilities or establish a reliable, high quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and grow the sales of any product for which we obtain marketing approval; and

●
add or contract for required operational, financial and management information systems and capabilities and other specialized expert personnel to support our drug product candidate development and planned commercialization efforts.

We anticipate that the funds available as of March 13, 2020, will fund our minimal operations through March 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

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

See Item 1A – “Risk Factors”. Expenditures are expected to increase in the second quarter of 2020 onward for: CRO and clinical site fees for the Validive Phase 3 clinical trial (if we raise sufficient financing to start the Phase 3 trial); process development and manufacturing costs of camsirubicin in connection with the GEIS Phase 2 clinical trial; collaboration milestone fees; employee compensation and consulting fees as a result of hiring additional employees and consultants to support the planning and initiation of our Validive Phase 3 clinical development program; and in adjusting employee compensation to align with comparable public companies. We are aiming to enroll the first patient in a Phase 3 clinical development program for Validive within a few months of raising sufficient funds. To do so, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue in the coming months. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the second quarter of 2020 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay much higher contract manufacturing costs, contract research organization fees, other clinical development costs or insurance costs that are not currently projected. The anticipated operating cost increases in the second quarter of 2020 onward are expected to be primarily driven by the funding of our planned Validive Phase 3 clinical development program and in support of the GEIS Phase 2 clinical trial of camsirubicin. Beyond our need to raise additional funding in the coming months to start the Validive Phase 3 clinical trial, we will also need significant additional funding thereafter in order to complete Validive’s Phase 3 clinical trial, support further development of camsirubicin beyond Phase 2 and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization.

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

Contractual Obligations and Commitments

 Development and Collaboration Agreements Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology) to pursue treating severe oral mucositis in patients undergoing chemoradiation treatment for head and neck cancers. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 13, 2020, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin in patients with ASTS. Enrollment of the trial is anticipated to begin in the second half of 2020 and will include approximately 170 ASTS patients. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. As of March 13, 2020, we have paid a nominal amount of financial support and incurred a nominal amount of drug manufacturing costs. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma, LLC to us included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101 The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of March 13, 2020, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

Office Lease

Effective January 1, 2018, we leased office space in the Village of Wilmette, Illinois for $2,519.50 per month for 24 months. This office space houses our current headquarters. On December 31, 2019, the office lease expired and we continued to lease on a month-to-month basis. In February 2019, we leased additional office spaces on a month-to month basis at our headquarters and we anticipate that we will lease additional space in the future as we hire additional personnel.

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

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-22 of this Annual Report on Form 10-K. Documents filed as part of this Annual Report on Form 10-K:

PART II – FINANCIAL INFORMATION

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

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

               Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

(b)
Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c)
Changes in Internal Control over Financial Reporting

We have concluded that the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2020 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2020 annual meeting of stockholders.

The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2020 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2020 annual meeting of stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1.
Financial Statements

2.
Financial Statements Schedules

Page
Schedule II – Valuation and Qualifying Accounts, Valuation Allowance for Deferred Tax Assets	F-20

  Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Amended and Restated Bylaws	Form 10-K filed on March 26, 2018
4.1	Description of Registered Securities
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2*	Option and License Agreement with Onxeo S.A.	Form 10-K filed on March 26, 2018
10.3*	Contribution Agreement (351) – Containing Registration Rights with TacticGem	Form 10-K filed on March 26, 2018
10.4	2016 Stock Incentive Plan, as Amended	Form 10-K filed on March 26, 2018
10.5	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.6	Employment Agreement of Kim R. Tsuchimoto – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.7	Employment Agreement of Andrew P. Mazar – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.8	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2018	Form 10-K filed on March 26, 2018
10.9	Amendment One to Employment Agreement of Kim R. Tsuchimoto – effective March 1, 2018	Form 10-K filed on March 26, 2018
10.10	Form of Non-Qualified Stock Option Agreement
10.11	Form of Incentive Stock Option Agreement
10.12	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2019
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2019
23.1	Consent of Independent Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chandler D. Robinson, Chief Executive Officer
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

MONOPAR THERAPEUTICS INC

Dated: March 27, 2020	By:	/s/ Kim R. Tsuchimoto
Name: Kim Tsuchimoto
Title: Chief Financial Officer
(Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chandler Robinson and Kim Tsuchimoto, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Chandler D. Robinson		March 27, 2020
Chandler D. Robinson	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kim R. Tsuchimoto		March 27, 2020
Kim R. Tsuchimoto	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Andrew P. Mazar		March 27, 2020
Andrew P. Mazar	Chief Scientific Officer and Director
/s/ Christopher M. Starr		March 27, 2020
Christopher M. Starr	Executive Chairman of the Board and Director
/s/ Raymond W. Anderson		March 27, 2020
Raymond W. Anderson	Director
/s/ Michael J. Brown		March 27, 2020
Michael J. Brown	Director
/s/ Arthur J. Klausner		March 27, 2020
Arthur J. Klausner	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monopar Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monopar Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15.2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Francisco, California
March 27, 2020

                                                            Monopar Therapeutics Inc.

                                                            Consolidated Balance Sheets

	December 31
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$ 13,213,929	$ 6,892,772
Deferred offering cost	10,335	344,936
Other current assets	5,376	14,516
Total current assets	13,229,640	7,252,224

Other non-current assets	122,381	65,731

Total assets	$ 13,352,021	$ 7,317,955
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 724,165	$ 399,551
Total current liabilities	724,165	399,551

Total liabilities	724,165	399,551
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, par value of $0.001 per share, 40,000,000 authorized, 10,587,632 and 9,291,421 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	10,587	9,291
Additional paid-in capital	38,508,825	28,567,221
Accumulated other comprehensive loss	(10,970)	(2,396)
Accumulated deficit	(25,880,586)	(21,655,712)
Total stockholders' equity	12,627,856	6,918,404
Total liabilities and stockholders' equity	$ 13,352,021	$ 7,317,955

                                                                                                                            The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2019	2018
Revenues	$ —	$ —
	—	—
Operating expenses:
Research and development	1,968,518	1,774,454
General and administrative	2,355,243	1,556,693
Total operating expenses	4,323,761	3,331,147
Loss from operations	(4,323,761)	(3,331,147)
Other income:
Interest income	98,887	103,215
Net loss	(4,224,874)	(3,227,932)

Other comprehensive loss
Foreign currency translation loss	(8,574)	(2,396)
Comprehensive loss	$ (4,233,448)	$ (3,230,328)
Net loss per share:
Basic and diluted	$ (0.45)	$ (0.35)
Weighted-average shares outstanding:
Basic and diluted	9,321,195	9,291,421

                        The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock			Accumulated
	Shares	Amount	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2018	9,291,421	$ 9,291	$ 28,037,889	$ —	$ (18,427,780)	$ 9,619,400
Non-cash stock-based compensation	—	—	529,332	—	—	529,332
Net loss	—	—	—	—	(3,227,932)	(3,227,932)
Accumulated other comprehensive loss	—	—	—	(2,396)	—	(2,396)
Balance at December 31, 2018	9,291,421	9,291	28,567,221	(2,396)	(21,655,712)	6,918,404
Issuance of common stock at $8 per share for cash, net of $1,400,492 issuance costs	1,277,778	1,278	8,820,454	—	—	8,821,732
Issuance of common stock upon exercise of stock options	18,433	18	109,980	—	—	109,998
Non-cash stock-based compensation	—	—	1,011,170	—	—	1,011,170
Net loss	—	—	—	—	(4,224,874)	(4,224,874)
Accumulated other comprehensive loss	—	—	—	(8,574)	—	(8,574)
Balance at December 31, 2019	10,587,632	$ 10,587	$ 38,508,825	$ (10,970)	$ (25,880,586)	$ 12,627,856

                                                    The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,224,874)	$(3,227,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense (non-cash)	1,011,170	529,332
Changes in operating assets and liabilities, net
Other current assets	9,140	(3,840)
Other non-current assets	(56,650)	(65,731)
Accounts payable and accrued expenses	243,534	87,684
Net cash used in operating activities	(3,017,680)	(2,680,487)
Cash flows from financing activities:
Proceeds from the initial public offering of common stock	10,222,224	—
Issuance costs for the initial public offering, net of deferred offering costs paid in previous periods and accrued at year-end	(974,476)	(206,270)
Proceeds from the exercise of stock options	109,998	—
Deferred offering costs for shelf registration	(10,335)	—
Net cash provided by (used in) financing activities	9,347,411	(206,270)
Effect of exchange rates on cash and cash equivalents	(8,574)	(2,396)
Net change in cash and cash equivalents	6,321,157	(2,889,153)
Cash and cash equivalents at beginning of year	6,892,772	9,781,925
Cash and cash equivalents at end of year	$13,213,929	$6,892,772

Supplemental disclosure of cash flow information:
Accrued but unpaid issuance costs for the initial public offering	$81,080	$—

The accompanying notes are an integral part of these consolidated financial statements.

                                                        MONOPAR THERAPEUTICS INC.

                                                            NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has three compounds in development: Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 3-ready, first-in-class mucoadhesive buccal anti-inflammatory tablet for the prevention and treatment of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a proprietary Phase 2 clinical stage topoisomerase II-alpha targeted analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and MNPR-101 (formerly huATN-658), a pre-IND stage humanized monoclonal antibody, which targets the urokinase plasminogen activator receptor (“uPAR”), for the treatment of advanced solid cancers.

The Company was originally formed in the State of Delaware on December 5, 2014 as a limited liability company (“LLC”) and on December 16, 2015 converted to a C Corporation in a tax-free exchange.

Liquidity

The Company has incurred an accumulated deficit of approximately $25.9 million as of December 31, 2019. To date, the Company has primarily funded its operations with the net proceeds from private placements of convertible preferred stock and of common stock and from the cash provided in the camsirubicin asset purchase transaction and the Company’s initial public offering of its common stock on Nasdaq. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its minimum obligations through March 2021. The Company’s ability to fund its future operations, including the clinical development of Validive and camsirubicin, is dependent primarily upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaboration research transactions. There can be no certainty that future financing or collaborative research transactions will occur.

Note 2 - Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the financial results of Monopar Therapeutics Inc., its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd and have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include all disclosures required by GAAP for financial reporting. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

Certain reclassifications have been made to the Company’s consolidated financial statements for the year ended December 31, 2018 to conform to the year ended December 31, 2019 presentation. In order to properly classify the Company's federal research and development credit that the Company applied towards federal payroll tax expense, the Company has reclassified income tax benefit of $71,615 to a reduction in payroll tax expense in general and administrative expenses on the statement of operations and comprehensive loss for the year ended December 31, 2018. In addition, the Company has reclassified $71,615 of deferred tax asset as follows: $5,884 to other current assets; and $65,731 to other non-current assets on the Company's balance sheet as of December 31, 2018. The reclassifications had no impact on the Company’s comprehensive loss, total assets, or stockholders’ equity.

Functional Currency

The Company's consolidated functional currency is the U.S. Dollar. The Company's Australian subsidiary and French subsidiary use the Australian Dollar and European Euro, respectively, as their functional currency. At each quarter-end, each foreign subsidiary's balance sheets are translated into U.S. Dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive loss are translated into U.S. Dollars based upon an average exchange rate during the period.

                                                            MONOPAR THERAPEUTICS INC.

                                                            NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Comprehensive Loss

Comprehensive loss represents net loss plus any gains or losses not reported in the statements of operations, such as foreign currency translations gains and losses that are typically reflected on the Company’s statements of stockholders’ equity.

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

Going Concern Assessment

The Company adopted Accounting Standards Updates (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. The ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In January 2020, the Company analyzed its minimum cash requirements through March 2021 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. Cash equivalents as of December 31, 2019 and 2018 consist entirely of money market accounts.

Deferred Offering Costs

Deferred offering costs represent legal, auditing, travel and filing fees related to fundraising efforts that have not yet been concluded.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include insurance premiums and software costs that are expensed monthly over the life of the contract. Prepaid expenses are reflected on the Company’s balance sheets as other current assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two financial institutions. As of December 31, 2019, balances at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit.

                                                        MONOPAR THERAPEUTICS INC.

                                                        NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, prepaid expenses, deferred offering costs, other current assets, accounts payable, accrued expenses, and other current liabilities, the carrying amounts are reasonable estimates of fair value due to their relatively short maturities.

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

Level 2 - instrument valuations are obtained from readily available pricing sources for comparable instruments.

Level 3 - instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at December 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2019	Level 1	Total
Assets
Cash equivalents(1)	$ 13,083,536	$ 13,083,536
Total	$ 13,083,536	$ 13,083,536

December 31, 2018	Level 1	Total
Assets
Cash equivalents(1)	$ 6,788,333	$ 6,788,333
Total	$ 6,788,333	$ 6,788,333

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account at year-end.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Net Loss per Share

Net loss per share for the years ended December 31, 2019 and 2018 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the years ended December 31, 2019 and 2018 is calculated by dividing net loss by the weighted-average shares of the sum of a) common stock outstanding (10,587,632 shares as of December 31, 2019; 9,291,421 shares as of December 31, 2018) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of December 31, 2019 and 2018, potentially dilutive securities included stock options to purchase up to 1,087,463 and 1,105,896 shares of the Company’s common stock, respectively. For the years ended December 31, 2019 and 2018, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities during the reporting period.

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial. During the years ended December 31, 2019 and 2018, the Company had no clinical trials in progress.

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

During the years ended December 31, 2019 and 2018, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the years ended December 31, 2019 and 2018, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not more likely than not to be realized with the exception of its U.S. Federal R&D tax credits which will be utilized to reduce payroll taxes in future periods. As a result, the Company recorded a full valuation allowance as of December 31, 2019 and 2018. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be more likely than not to be sustained upon examination. Any amount recognized is generally the largest benefit that is more likely than not to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the years ended December 31, 2019 and 2018, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. In addition, due to the new operations in certain foreign countries, the Company became subject to local tax laws of such countries. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the years ended December 31, 2019, 2018, 2017 and 2016, and for the short tax period December 16, 2015 to December 31, 2015. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2019. The Company plans on filing its tax returns for the year ending December 31, 2019 prior to the extended filing deadlines in all jurisdictions.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

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

Stock-based compensation costs for options granted to employees and non-employee directors are based on the fair value of the underlying option calculated using the Black-Scholes option-pricing model on the date of grant for stock options and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected terms. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. The Company selected these companies based on reasonably comparable characteristics, including market capitalization, stage of corporate development and with historical share price information sufficient to meet the expected term (life) of the stock-based awards. The expected term for options granted to date is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Prior to January 1, 2019, the measurement of consultant stock-based compensation was subject to periodic adjustments as the underlying equity instruments vested and was recognized as an expense over the period in which services were rendered. Since January 1, 2019, consultant stock-based compensation is valued on the grant date and is recognized as an expense over the period in which services are rendered.

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

December 31, 2019

Note 3 - Capital Stock

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

Contribution to Capital

In August 2017, the Company’s then largest stockholder, Tactic Pharma, LLC (“Tactic Pharma”), surrendered 2,888,727 shares of common stock back to the Company as a contribution to the capital of the Company. This resulted at that time in reducing Tactic Pharma’s ownership in Monopar from 79.5% to 69.9%. As of December 31, 2019, Tactic Pharma owned 41.6% of Monopar.

Issuance of Common Stock in Camsirubicin Purchase

In August 2017, the Company issued 3,055,394 shares of its common stock in exchange for cash and intellectual property related to camsirubicin (formerly known as MNPR-201 or GPX-150).

Sales of Common Stock

On December 23, 2019, the Company completed the initial public offering of its common stock. The Company sold 1,277,778 shares of its common stock at a public offering price of $8.00 per share pursuant to an underwriting agreement with JonesTrading Institutional Services, LLC (“JonesTrading”). The Company paid JonesTrading a customary commission and reimbursement of a portion of their legal fees incurred in connection with the offering, which in aggregate totaled approximately $0.7 million. Net proceeds were approximately $9.4 million, after deducting underwriting discounts and accrued, unpaid offering expenses. The Company had incurred and paid prior to the initial public offering approximately $0.6 million of fundraising expenses which were capitalized on the Company’s balance sheet as deferred offering costs and were reclassified as fundraising expenses (a contra-equity balance sheet account) upon the closing of the Company’s initial public offering. The Company’s common stock began trading on the Nasdaq Capital Market on December 19, 2019.

As of December 31, 2019, the Company had 10,587,632 shares of common stock issued and outstanding.

In April 2016, the Company adopted the 2016 Stock Incentive Plan and the Company’s Board of Directors reserved 700,000 shares of common stock for issuances under the plan. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 4 - Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time, approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock awards, stock options, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants.  In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders.

In January 2018, the Company granted stock options to purchase up to 32,004 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering prior to such grant. In May 2018 and August 2018, the Company granted stock options to two employees each to purchase up to 5,000 shares of common stock, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering prior to such grant. Also in August 2018, the Company granted stock options to all four of its non-employee directors, the Company’s chief executive officer, chief scientific officer, and chief financial officer to purchase up to an aggregate 425,300 shares of the Company’s common stock at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering prior to such grant; vesting of such stock options commenced on October 1, 2018.

In December 2018, the Company granted stock options to purchase up to 20,000 shares of common stock to its acting chief medical officer, at an exercise price of $6 per share based on the price per share at which common stock was sold in the Company’s most recent private offering prior to such grant. Vesting  of such stock options commenced on January 1, 2019.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is established by the Company’s Board of Directors, using third party valuation reports, recent financings and the Company’s closing prices on Nasdaq since the Company’s listing on December 19, 2019. Stock options generally expire after ten years.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Stock option activity under the Plan was as follows:

		Options Outstanding
	Options Available	Number ofOptions	Weighted-Average Exercise Price
Balances at January 1, 2018	941,408	658,592	$ 0.94
Granted(1)	(487,304)	487,304	6.00
Forfeited(2)	40,000	(40,000)	6.00
Balances at December 31, 2018	494,104	1,105,896	2.99
Exercised	-	(18,433)	5.97
Balances at December 31, 2019	494,104	1,087,463	2.94

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

(2)
 Forfeited options resulted from an employee termination.

A summary of options outstanding as of December 31, 2019 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term
$0.001	555,420	6.7 years	475,060	6.6 years
$6.00	532,043	8.6 years	283,521	8.4 years
	1,087,463		758,581

During the years ended December 31, 2019 and 2018, the Company recognized $653,997 and $232,625 of employee and non-employee director stock-based compensation expense as general and administrative expenses, respectively, and $274,345 and $171,238 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation awards.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants for the years ended December 31, 2019 and 2018 was $82,828 and $125,469, respectively, which was recorded as research and development expenses.

The fair value of options granted from inception to December 31, 2019 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 1.2% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method. There were no stock option grants during the year ended December 31, 2019. For the year ended December 31, 2018, the weighted-average grant date fair value was $2.05 per share. For the years ended December 31, 2019 and 2018 the fair value of shares vested was $0.8 million and $0.4 million, respectively. At December 31, 2019, the aggregate intrinsic value of outstanding stock options was approximately $14.9 million of which approximately $10.7 million was vested and approximately $4.2 million is expected to vest (representing options to purchase up to 350,200 shares of the Company's common stock), and the weighted-average exercise price in aggregate was $2.94 which includes $2.13 for fully vested stock options and $4.62 for stock options expected to vest, representing 1,087,463 shares of common stock. At December 31, 2019, unamortized unvested balance of stock-based compensation was $1.3 million, to be amortized over 2.4 years.

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

The Company plans to internally develop Validive with the near-term goal of commencing a Phase 3 clinical development program, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds to support the further development of Validive. As of December 31, 2019, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the one-time license fee.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of December 31, 2019, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

In August 2017, the Company executed definitive agreements with Gem Pharmaceuticals, LLC (“Gem”), pursuant to which Tactic Pharma and Gem formed a limited liability company, TacticGem, LLC (“TacticGem”). Tactic Pharma contributed 4,111,273 shares of its holdings in Monopar’s common stock to TacticGem and Gem contributed cash and assets to TacticGem. TacticGem then contributed cash and assets to the Company in exchange for stock. The Gem transaction is discussed in detail in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2019. As of December 31, 2019, Tactic Pharma beneficially owned 41.6% of Monopar’s common stock, and TacticGem owned 67.7% of Monopar’s common stock.

During the years ended December 31, 2019 and 2018, the Company was governed by six members of its Board of Directors, of which four Board members were also Managers of the LLC prior to the Company’s conversion to a C Corporation (“Related Parties”). The Related Parties are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of December 31, 2019). None of the Related Parties received compensation other than market-based salary and benefits or cash and stock-based compensation as non-employee directors. Three of the former Managers are also Managing Members of Tactic Pharma as of December 31, 2019. Chandler D. Robinson is the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Andrew P. Mazar is the Company’s Co-Founder, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019 with no voting power as it relates to the Company), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation. Christopher M. Starr is the Company’s Co-Founder, Executive Chairman of the Board of Directors, common stockholder, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation.

During the years ended December 31, 2019 and 2018, the Company paid or accrued legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer was a law partner through January 31, 2019, approximately $33,725 (first quarter of 2019) and $152,094 (year ended December 31, 2018). The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in these periods.

Note 7 – Income Taxes

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not more likely than not to be realized. The valuation allowance increased by approximately $877,000 and $690,000 during the years ended December 31, 2019 and 2018, respectively.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

The difference between the effective tax rate and the U.S. federal tax rate is as follows:

%
Federal income tax	21.00%
State income taxes, less federal benefit	1.12%
Permanent differences	(1.75%)
Change in valuation allowances	(20.38%)
Other	0.01%
Effective Tax Rate Benefit (expense)	0.00%

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$ 741,547	$ 467,186
Tax credits carryforwards	80,162	31,997
Stock compensation	308,171	138,111
Intangible asset basis differences	1,438,051	1,053,518
Gross deferred tax assets	2,567,931	1,690,812

Valuation allowance	(2,567,931)	(1,690,812)
Income tax expense	$ —	$ —

As of December 31, 2019, Company had total federal net operating loss carryforwards of approximately $3,438,000, which will begin to expire in 2035. Losses generated after 2017 will be carried forward indefinitely. At December 31, 2019, the Company had state net operating loss carryforwards of approximately $259,000 which will begin to expire in 2027. The net operating loss related deferred tax assets do not include excess tax benefits from employee stock option exercises.

As of December 31, 2019, Company had R&D credit carryforwards of approximately $101,000 available to reduce future taxable income, if any, for state income tax purposes. Federal R&D credits are currently used to offset payroll taxes. The state R&D credit carryforwards expire beginning 2020.

The Tax Reform Act of 1986 limits the use of net operating carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be limited. The Company has not performed a net operating loss utilization study to date.

On January 1, 2015, the Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), "Accounting for Uncertainty in Income Taxes." ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. The cumulative effect of adopting ASC 740-10 resulted in no adjustment to retained earnings as of December 31, 2019. It is Company's policy to include penalties and interest expense related to income taxes as a component of other expense and interest expense, respectively, as necessary.

No liability related to uncertain tax positions is recorded on the financial statements related to uncertain tax positions. There are no unrecognized tax benefits as of December 31, 2019. The Company does not expect that uncertain tax benefits will materially change in the next 12 months.

The Company files U.S. federal, California and Illinois State tax returns. Company is subject to California State minimum franchise taxes. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or R&D credits. In addition, due to the new operations in certain foreign countries, the Company became subject to local tax laws of such countries. Nonetheless, as of December 31, 2019, due to the insignificant expenditures in such countries, there was no material tax effect to the Company’s 2019 consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019

Note 8 – Commitments and Contingencies Development and Collaboration Agreements Onxeo S.A.

The Onxeo license agreement for Validive includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if the Company achieves all milestones, and escalating royalties on net sales from 5% to 10%. During the year ended December 31, 2019, the Company had not reached any of these milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current 1st-line treatment for ASTS, doxorubicin. Enrollment of the trial is anticipated to begin in the second half of 2020 and will include approximately 170 ASTS patients. The Company will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the year ended December 31, 2019, the Company provided a nominal amount of financial support and incurred a nominal amount of drug manufacturing costs. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 but is not required to pay royalties on product sales. During the year ended December 31, 2019, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Operating Leases

Commencing January 1, 2018, the Company entered into a lease for its executive headquarters at 1000 Skokie Blvd., Suite 350, Wilmette, Illinois. The lease term is January 1, 2018 through December 31, 2019, at which time the lease was on a month-to-month basis. In addition, effective February 2019, the Company leases additional office space in the same building on a month-to-month basis.

During the years ended December 31, 2019 and 2018, the Company recognized operating lease expenses of $51,888 and $40,594, respectively.

Effective January 1, 2019, the Company adopted ASU 2016-02, as amended by ASU 2018-10, which requires the Company to record leases on its consolidated balance sheet (a) a lease liability and (b) a right-of-use asset. Due to the adoption of the standard using the retrospective cumulative-effect adjustment method, there are no changes to our previously reported results prior to January 1, 2019. The effect on the operating lease expense was nominal as a result of the adoption of ASU 2016-02, as amended by ASU 2018-10. Because the Company had no lease obligation (other than on a month-to-month basis) past December 31, 2019, the Company had no lease liability and right-of-use asset on its consolidated balance sheet as of December 31, 2019.

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

Note 9 – Subsequent Events

On January 13, 2020, the Company entered into a Capital on DemandTM Sales Agreement with JonesTrading, as sales agent, pursuant to which Monopar may offer and sell (at its discretion), from time to time, through or to JonesTrading shares of its common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, as of March 13, 2020, the Company sold 33,903 shares of its common stock at an average gross price of $15.9994 for net proceeds of $526,143, after fees and commissions of $16,284.

On January 4, January 31 and February 11, 2020, the Company's Plan Administrator Committee (with regards to non-officer employees) and the Company's Compensation Committee, as ratified by the full Board (in the case of officers and non-employee direrectors) granted an aggregate of 205,110 stock options with exercise prices ranging from $12.93 to $17.75 for an aggregate grant date fair value of approximately $2.1 million which will be expensed over the vesting period. All stock options have a 10 year term and vest from 1 to 4 years. The Company also granted an aggregate 45,722 restricted stock units on January 31, 2020 and February 11, 2020, with an aggregate value of approximately $0.7 million which vest from 1 to 4 years.

In December 2019, a novel strain of coronavirus (“Covid-19”) surfaced in China and by March 2020 Covid-19 was designated a global pandemic, resulting in travel restrictions and temporary shut-downs of non-essential businesses in many states in the United States. The Company is able to remain open but has required their employees work from home. Due to the volatility of the stock markets resulting from the travel restrictions and temporary business shut-downs, the Company may face challenges in raising substantial cash in the near-term. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration at this time, or its potential impact on the Company’s planned clinical trials.

                                                    Schedule II: Valuation and Qualifying Accounts Valuation Allowance for Deferred Tax Assets

	As of December 31,
	2019	2018
Balance at beginning of year	$1,690,812	$1,000,988
Additions to charged to expenses/other accounts	877,119	689,824
Balance at end of year	$2,567,931	$1,690,812