Form 10-Q
period 2020-09-30
Monopar Therapeutics
filed 2020-11-12
CIK 1645469

s
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of October 31, 2020, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	11,452,177

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●
our ability to raise sufficient funds by mid-2021 in order for us to start the Phase 3 portion of our Validive Phase 2b/3 clinical trial and thereafter in order to complete the trial, support further development of camsirubicin in and beyond the Phase 2 clinical trial, support further development of potential radio-immuno-therapeutics to treat severe COVID-19 (patients with SARS-CoV-2 infection) and generally to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization;

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

●
the rate and degree of market acceptance and the competitive clinical efficacy and safety of any products for which we receive marketing approval;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Monopar Therapeutics Inc.

Condensed Consolidated
Balance Sheets
(Unaudited)

	September 30, 2020	December 31, 2019*
Assets
Current assets:
Cash and cash equivalents	$ 17,982,672	$ 13,213,929
Other current assets	104,550	15,711
Total current assets	18,087,222	13,229,640

Other non-current assets	68,858	122,381
Total assets	$ 18,156,080	$ 13,352,021
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$ 542,068	$ 724,165
Current portion of bank loan	67,772	—
Total current liabilities	609,840	724,165

Long-term liabilities:
Non-current portion of bank loan	54,628	—
Total long-term liabilities	54,628	—
Total liabilities	664,468	724,165
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 authorized, 11,452,177 and 10,587,632 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	11,452	10,587
Additional paid-in capital	47,546,915	38,508,825
Accumulated other comprehensive loss	(10,044)	(10,970)
Accumulated deficit	(30,056,711)	(25,880,586)
Total stockholders' equity	17,491,612	12,627,856
Total liabilities and stockholders' equity	$ 18,156,080	$ 13,352,021

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$ 1,255,916	$ 219,846	$ 2,432,826	$ 1,384,740
General and administrative	392,063	539,602	1,815,299	1,714,126
Total operating expenses	1,647,979	759,448	4,248,125	3,098,866
Loss from operations	(1,647,979)	(759,448)	(4,248,125)	(3,098,866)
Other income:
Interest income, net	8,541	23,368	72,000	80,851
Net loss	(1,639,438)	(736,080)	(4,176,125)	(3,018,015)
Other comprehensive income
Foreign currency translation gain (loss)	1,510	(8,739)	926	(9,799)
Comprehensive loss	$ (1,637,928)	$ (744,819)	$ (4,175,199)	$(3,027,814)
Net loss per share:
Basic and diluted	$ (0.15)	$ (0.08)	$ (0.39)	$ (0.32)
Weighted average shares outstanding:
Basic and diluted	11,116,409	9,291,421	10,792,413	9,291,421

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2019
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	9,291,421	$ 9,291	$ 28,567,221	$ (2,396)	$ (21,655,712)	$ 6,918,404
Stock-based compensation (non-cash)	—	—	233,776	—	—	233,776
Net loss	—	—	—	—	(1,376,235)	(1,376,235)
Accumulated other comprehensive loss	—	—	—	(2,127)	—	(2,127)
Balance at March 31, 2019	9,291,421	9,291	28,800,997	(4,523)	(23,031,947)	5,773,818
Stock-based compensation (non-cash)	—	—	257,633	—	—	257,633
Net loss	—	—	—	—	(905,700)	(905,700)
Accumulated other comprehensive gain	—	—	—	1,067	—	1,067
Balance at June 30, 2019	9,291,421	9,291	29,058,630	(3,456)	(23,937,647)	5,126,818
Stock-based compensation (non-cash)	—	—	242,956	—	—	242,956
Net loss	—	—	—	—	(736,080)	(736,080)
Accumulated other comprehensive loss	—	—	—	(8,739)	—	(8,739)
Balance at September 30, 2019	9,291,421	$ 9,291	$ 29,301,586	$ (12,195)	$ (24,673,727)	$ 4,624,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2020
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2020	10,587,632	$ 10,587	$ 38,508,825	$ (10,970)	$ (25,880,586)	$ 12,627,856
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $16,284	33,903	34	526,109	—	—	526,143
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	1,288	1	(1)	—	—	—
Stock-based compensation (non-cash)	—	—	338,497	—	—	338,497
Offering costs	—	—	(2,161)	—	—	(2,161)
Net loss	—	—	—	—	(1,090,877)	(1,090,877)
Accumulated other comprehensive loss	—	—	—	(4,041)	—	(4,041)
Balance at March 31, 2020	10,622,823	10,622	39,371,269	(15,011)	(26,971,463)	12,395,417
Issuance of common stock under a Capital on DemandTM Sales Agreement with Jones Trading Institutional Services LLC, net of commissions and fees of $29,425	111,858	113	950,577	—	—	950,690
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	1,292	1	(1)	—	—	—
Stock-based compensation (non-cash)	—	—	367,358	—	—	367,358
Offering costs	—	—	(116,605)	—	—	(116,605)
Net loss	—	—	—	—	(1,445,810)	(1,445,810)
Accumulated other comprehensive income	—	—	—	3,457	—	3,457
Balance at June 30, 2020	10,735,973	10,736	40,572,598	(11,554)	(28,417,273)	12,154,507
Issuance of common stock under a Capital on DemandTM Sales Agreement with Jones Trading Institutional Services LLC, net of commissions and fees of $207,326	714,916	715	6,697,743	—	—	6,698,458
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	1,288	1	(1)	—	—	—
Stock-based compensation (non-cash)	—	—	283,713	—	—	283,713
Offering costs	—	—	(7,138)	—	—	(7,138)
Net loss	—	—	—	—	(1,639,438)	(1,639,438)
Accumulated other comprehensive income	—	—	—	1,510	—	1,510
Balance at September 30, 2020	11,452,177	$ 11,452	$ 47,546,915	$ (10,044)	$ (30,056,711)	$ 17,491,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$ (4,176,125)	$ (3,018,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	989,568	734,365
Changes in operating assets and liabilities, net
Other current assets	(45,649)	(4,630)
Accounts payable, accrued expenses and other current liabilities	(189,372)	(60,695)
Net cash used in operating activities	(3,421,578)	(2,348,975)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with Jones Trading Institutional Services LLC, net of cash commissions and fees of $253,035	8,175,290	—
Offering costs	(108,430)	(39,458)
PPP forgivable bank loan	122,400	—
Net cash provided by (used in) financing activities	8,189,260	(39,458)
Effect of exchange rates	1,061	(9,799)
Net increase (decrease) in cash and cash equivalents	4,768,743	(2,398,232)
Cash and cash equivalents at beginning of period	13,213,929	6,892,772
Cash and cash equivalents at end of period	$ 17,982,672	$ 4,494,540

The accompanying notes are an integral
part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 1 -  Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has three compounds in development: 1) Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 2b/3 clinical stage, first-in-class mucoadhesive buccal tablet for the prevention and treatment of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; 2) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a proprietary Phase 2 clinical stage topoisomerase II-alpha selective analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and 3) a preclinical stage uPAR targeted antibody, MNPR-101, for advanced cancers and severe COVID-19.

Liquidity

The Company has incurred an accumulated deficit of approximately $30.1 million as of September 30, 2020. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, private placements of convertible preferred stock and of common stock, from the cash provided in the camsirubicin asset purchase transaction, from sales of its common stock in the public market under a Capital on DemandTM Sales Agreement. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its planned obligations through December 2021. The Company’s ability to fund its future operations, including the clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur at a time needed to maintain operations, if at all.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and spread to essentially all of the remaining world. By March 2020 COVID-19 was designated a global pandemic, resulting in government-mandated travel restrictions and temporary shutdowns or limitations of non-essential businesses in many states in the United States. The Company is able to remain open but has allowed their employees to work from home, if required by local authorities. Due to the volatility of the stock markets resulting from travel restrictions and indeterminate but temporary business limitations, the Company faces challenges in raising substantial cash in the near-term. In response to the current COVID-19 pandemic and its effects on clinical trials, Monopar has modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial to better fit the types of trials which can enroll patients in the current environment. This modification will allow the Company to initiate the clinical trial without requiring near-term financing. The decision to proceed to the Phase 3 portion of the clinical trial without a delay will largely be dependent on the Company’s cash position closer to that time, anticipated to be in the second half of 2021. To initiate and complete the Phase 3 portion of the clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue in the next 12 months. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration at this time, or its potential impact on the Company’s planned clinical trials including the pandemic’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

The accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2020 and as of December 31, 2019, the Company’s condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019, and the Company’s condensed consolidated cash flows for the nine months ended September 30, 2020 and 2019. The condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2020 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on March 27, 2020.

Functional Currency

The Company's consolidated functional currency is the U.S. Dollar. The Company's Australian subsidiary and French subsidiary use the Australian Dollar and European Euro, respectively, as their functional currency. At each quarter-end, each foreign subsidiary's balance sheets are translated into U.S. Dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive loss and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

Comprehensive Loss

Comprehensive loss represents net loss plus any gains or losses not reported in the condensed consolidated statements of operations and comprehensive loss, such as foreign currency translations gains and losses that are typically reflected on the Company’s condensed consolidated statements of stockholders’ equity.

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

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In October 2020, the Company analyzed its cash requirements through December 2021 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2020 and December 31, 2019 consisted of one money market account.

Deferred Offering Costs

Deferred offering costs represent legal, auditing, travel and filing fees related to fundraising efforts that have not yet been concluded.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include payments to development collaborators in excess of actual expenses incurred by the collaborator, measured at the end of each reporting period. Prepayments also include insurance premiums and software costs of $10,000 or more that are expensed monthly over the life of the contract. Prepaid expenses are reflected on the Company’s condensed consolidated balance sheets as other current assets.

Bank Loans

In May 2020, the Company applied for and received a bank loan pursuant to the Paycheck Protection Program (“PPP”) established pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as administered by the U.S. Small Business Administration (“SBA”).

The SBA will forgive the bank loan pursuant to the PPP, if certain conditions are met, namely the bank loan must be used primarily for payroll during the 24-week period following receipt of the loan, without significant staffing reductions during that period. The Company believes it is eligible and intends to apply for loan forgiveness by December 2020 when the Company’s bank is able to process SBA loan forgiveness application. Should the bank loan not be forgiven, the Company would be required to pay 1% annual interest on the loan with principal and interest payments beginning approximately seven months after receipt of the loan with payments over 18 months. The Company has recorded the PPP loan on the condensed consolidated balance sheets as of September 30, 2020 as liabilities titled current (due within 12 months) and non-current portions of bank loan.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of September 30, 2020, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable, accrued expenses, other current liabilities and bank loans, the carrying amounts are reasonable estimates of fair value due to their relatively short maturities.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2020 and the year ended December 31, 2019. The following table presents the assets and liabilities that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at September 30, 2020 and December 31, 2019.

          Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2020	Level 1	Total
Assets
Cash equivalents(1)	$17,736,266	$17,736,266
Total	$17,736,266	$17,736,266

December 31, 2019	Level 1	Total
Assets
Cash equivalents(1)	$13,083,536	$13,083,536
Total	$13,083,536	$13,083,536

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account.

Net Loss per Share

Net loss per share for the three and nine months ended September 30, 2020 and 2019 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three and nine months ended September 30, 2020 and 2019 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (11,116,409 and 10,792,413 shares for the three and nine months ended September 30, 2020, respectively; 9,291,421 shares for the three and nine months ended September 30, 2019) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of September 30, 2020 and 2019, potentially dilutive securities included stock-based awards to purchase up to 1,303,674 and 1,105,896 shares of the Company’s common stock, respectively. For the three and nine months ended September 30, 2020 and 2019, potentially dilutive securities are excluded from the computation of fully-diluted net loss per share as their effect is anti-dilutive.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities during the reporting period.

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial. During the three and nine months ended September 30, 2020 and 2019, the Company had no clinical trials in progress.

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

During the three and nine months ended September 30, 2020 and 2019, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and nine months ended September 30, 2020 and 2019, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

September 30, 2020

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not more likely than not to be realized with the exception of its U.S. Federal R&D tax credits which will be utilized to reduce payroll taxes in future periods. As a result, the Company recorded a full valuation allowance as of September 30, 2020 and December 31, 2019. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be more likely than not to be sustained upon examination. Any amount recognized is generally the largest benefit that is more likely than not to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and nine months ended September 30, 2020 and 2019, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the years ended December 31, 2019, 2018, 2017 and 2016, and for the short tax period December 16, 2015 to December 31, 2015. The Company does not anticipate significant changes to its current uncertain tax positions through September 30, 2020. The Company has filed its U.S. Federal and state tax returns for the year ended December 31, 2019 prior to the extended filing deadlines in all jurisdictions.

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

September 30, 2020

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

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Updates (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies, and in certain cases eliminates, the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU and has determined that it had no material effect on its condensed consolidated financial statements and footnote disclosures for the three and nine months ended September 30, 2020.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading, as sales agent, pursuant to which Monopar may offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, as of September 30, 2020, the Company sold 860,677 shares of its common stock at an average gross price per share of $9.79 for net proceeds of $8,175,290, after commissions and fees of $253,035.

As of September 30, 2020, the Company had 11,452,177 shares of common stock issued and outstanding.

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

In August and September 2020, the Company's Plan Administrator Committee granted two new hire stock option grants for the purchase of 7,000 shares of the Company’s common stock with exercise prices of $4.93 to $5.65. All stock options have a 10-year term and vest over 4 years.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at January 1, 2019	1,105,896	$ 2.99
Granted	—	—
Forfeited	—	—
Exercised	(18,433)	5.97
Balances at December 31, 2019	1,087,463	2.94
Granted(1)	174,357	14.08
Forfeited	—	—
Exercised	—	—
Balances at September 30, 2020	1,261,820	4.48

(1)
174,357 options vest as follows: options to purchase 145,648 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 22,584 shares of the Company’s common stock vest quarterly over one year; and options to purchase 6,125 shares of the Company’s common stock vest monthly over one year. Exercise prices are noted in the paragraphs above this table.

A summary of options outstanding as of September 30, 2020 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	557,420	5.97 years	526,720	5.93 years
$5.01-$10.00	541,043	7.79 years	350,471	7.72 years
$10.01-$15.00	148,232	9.34 years	48,327	9.34 years
$15.01-$20.00	15,125	9.30 years	6,094	9.32 years
	1,261,820		931,612

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at January 1, 2020	—	$ —
Granted	45,722	12.93
Vested	(3,868)	12.93
Forfeited	—	—
Unvested Balance at September 30, 2020	41,854	12.93

During the three months ended September 30, 2020 and 2019, the Company recognized $163,807 and $154,906, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $102,346 and $67,347, respectively, as research and development expenses. During the nine months ended September 30, 2020 and 2019, the Company recognized $633,462 and $470,232, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $303,415 and $202,012, respectively, as research and development expenses. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which was recorded as research and development expense for the three months ended September 30, 2020 and 2019 was $17,560 and $20,704, and for the nine months ended September 30, 2020 and 2019 $52,691 and $62,121, respectively.

The fair value of options granted from inception to September 30, 2020 was based on the Black-Scholes option-pricing model assuming the following factors: 5.3 to 6.1 years expected term, 55% to 85% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method. There were 7,000 and 216,110 stock option grants during the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2020 the weighted average grant date fair value was $3.87 per share and $9.05 per share, respectively. There were no stock option grants during the three and nine months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, the fair value of shares vested was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2020 and 2019, the fair value of shares vested was $0.9 million and $0.6 million, respectively. At September 30, 2020, the aggregate intrinsic value of outstanding stock options was approximately $3.0 million of which approximately $2.8 million was vested and approximately $0.2 million is expected to vest (representing options to purchase up to 330,208 shares of the Company's common stock), and the weighted-average exercise price in aggregate was $4.48 which includes $3.11 for fully vested stock options and $8.32 for stock options expected to vest. At September 30, 2020, the unamortized unvested balance of stock-based compensation was approximately $2.1 million to be amortized over 2.67 years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

Note 5 - Related Party Transactions

In December 2019, Tactic Pharma, LLC (“Tactic Pharma”), purchased 125,000 shares of Monopar’s common stock in Monopar’s initial public offering at $8 per share for an aggregate $1 million, at which time its beneficial ownership in Monopar was 41.6%. As of September 30, 2020, Tactic Pharma beneficially owned 38.4% of Monopar’s common stock.

During the three and nine months ended September 30, 2020 and 2019, the Company was governed by six members of its Board of Directors (“Related Parties”). The Related Parties are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of September 30, 2020). None of the Related Parties received compensation other than market-rate salary, market-rate stock-based compensation and benefits and performance-based bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. Three of the Board members are also Managing Members of Tactic Pharma as of September 30, 2020. Chandler D. Robinson is the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Andrew P. Mazar is the Company’s Co-Founder, Executive Vice President of Research and Development, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019 with no voting power as it relates to the Company), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation. Christopher M. Starr is the Company’s Co-Founder, Executive Chairman of the Board of Directors, common stockholder, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation.

During the quarter ended March 31, 2019, the Company paid or accrued approximately $33,725 in legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer was a law partner through January 31, 2019. The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in this period.

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

September 30, 2020

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

The Company plans to internally develop Validive with the near-term goal of commencing a Phase 2b/3 clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development of Validive. As of September 30, 2020, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current 1st-line treatment for ASTS, doxorubicin. Enrollment of the trial is anticipated to begin at the end of 2020 or early 2021, and will include approximately 170 ASTS patients. The Company will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the three and nine months ended September 30, 2020, the Company incurred $400,320 and $612,304, respectively, in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the three and nine months ended September 30, 2019, the Company incurred nominal expense related to the GEIS collaboration. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

 XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma, LLC (“Tactic Pharma”) to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of September 30, 2020, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

During the three months ended September 30, 2020 and 2019, the Company recognized operating lease expenses of $13,462 and $13,462, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized operating lease expenses of $41,565 and $38,427, respectively.

Effective January 1, 2019, the Company adopted ASU 2016-02, as amended by ASU 2018-10, which requires the Company to record leases on its condensed consolidated balance sheet as (a) a lease liability and (b) a right-of-use asset. Because the Company had no lease obligation (other than on a month-to-month basis) past December 31, 2019, the Company had no lease liability and right-of-use asset on its condensed consolidated balance sheet as of September 30, 2020 or December 31, 2019.

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

In accordance with its second amended and restated certificate of incorporation, amended and restated bylaws and the indemnification agreements entered into with each officer and non-employee director, the Company has indemnification obligations to its officers and non-employee directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacities. There have been no claims to date.

Paycheck Protection Program (“PPP”) Bank Loan

In May 2020, the Company applied for and received a $122,400 PPP bank loan established pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as administered by the U.S. Small Business Administration (“SBA”).

The SBA will forgive the bank loan pursuant to the PPP, if certain conditions are met, namely the bank loan must be used primarily for payroll during the 24-week period following receipt of the loan, without significant staffing reductions during that period. The Company believes it is eligible and intends to apply for loan forgiveness in December 2020 when the bank is able to process SBA loan forgiveness application. Should the bank loan not be forgiven, the Company would be required to pay 1% annual interest on the loan with principal and interest payments beginning approximately seven months after receipt of the loan with payments over 18 months. The Company has recorded the PPP loan on the balance sheet as of September 30, 2020 as a liability as current (due within 12 months) and non-current portions of bank loan, although the Company anticipates to reclassify the liability to a contra-expense account on the Company’s statements of operations and comprehensive loss at year-end, if the Company’s PPP bank loan is fully forgiven by the SBA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes contained in this Quarterly Report.

Overview

We are a clinical stage biopharmaceutical company primarily focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. We are building a drug development pipeline through the licensing and acquisition of oncology therapeutics in late preclinical and clinical development stages. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

In December 2019, we closed our initial public offering. We sold 1,277,778 shares of our common stock at a public offering price of $8.00 per share. Net proceeds were approximately $9.4 million, after deducting underwriting discounts and accrued, unpaid offering expenses. Our common stock began trading on the Nasdaq Capital Market on December 19, 2019.

In January 2020, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC (“JonesTrading”), as sales agent, pursuant to which we may offer and sell (at our discretion), from time to time, through or to JonesTrading shares of our common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, as of September 30, 2020, we have sold 860,677 shares of our common stock at an average gross price per share of $9.79 for net proceeds of $8,175,290, after commissions of $253,035.

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

In this collaboration, we plan to couple MNPR-101 to a therapeutic radioisotope supplied by NorthStar in order to create a highly selective agent that has the potential to kill aberrantly activated cytokine-producing immune cells. By eradicating these cells with a uPAR-targeted RIT, the goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. Through September 30, 2020, we have incurred immaterial amounts of expenses related to the NorthStar collaboration.

In November 2020, we announced a series of recently issued patents for our Phase 2b/3 clinical-stage lead product candidate, Validive (clonidine HCl mucobuccal tablet). These patents, including U.S. Patent No. 10,675,271, provide claims covering “Clonidine and/or clonidine derivatives for use in the prevention and/or treatment of adverse side effects of chemotherapy”. These patents expand the potential use of Validive in cancer patients, beyond the earlier allowed claims for the prevention of oral mucositis in patients receiving chemoradiotherapy. Specifically, they provide protection for the potential ability of Validive to prevent or treat common chemotherapy-associated side effects such as gastrointestinal disorders, respiratory disorders, fatigue and headache, and would provide protection should we determine in the future to conduct additional Validive development activities related to adverse side effects of chemotherapy beyond oropharyngeal cancer.

        Given the COVID-19 pandemic and its effects on clinical trials and fundraising, we have adjusted our clinical development plans accordingly to fit what is feasible in the current environment. We have simplified the design of the previously planned Phase 3 clinical trial for our lead product candidate, Validive (clonidine mucobuccal tablet; clonidine MBT), to a seamless design Phase 2b/3 that will allow us to minimize touch points with patients and sites. This seamless design will allow us to advance to the Phase 3 portion of the trial if supported by the interim data at the end of the Phase 2b portion of the trial. We are aiming to enroll the first patient in the Phase 2b portion of the trial in the fourth quarter of 2020. This modification in design allows us to initiate the clinical trial without requiring near-term financing. The decision to open the Phase 3 portion of the clinical trial will largely be dependent on our cash position closer to that time, anticipated to be in late 2021. To open and complete the Phase 3 portion of the clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue in the next 12 months.

We are continuing to devote a portion of the net proceeds from our initial public offering to support the camsirubicin Phase 2 clinical trial for which we signed a collaboration agreement in June 2019 with Grupo Español de Investigación en Sarcomas (“GEIS”), discussed in further detail below. We believe we have funds sufficient to enable GEIS to commence its open label Phase 2 clinical trial at the end of 2020 or early 2021 and to obtain results from the run-in portion of the trial.

Our Product Candidates

Validive

Validive is designed to be used prophylactically to reduce the incidence, delay the time to onset, and decrease the duration of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy (“CRT”) for oropharyngeal cancer (“OPC”). SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation. The majority of patients receiving CRT to treat their OPC develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. The potential clinical benefits to patients of reducing or delaying the incidence of SOM, or reducing the duration of SOM, include: reduced treatment discontinuations leading to potentially improved overall survival outcomes; reduced mouth and throat pain avoiding the need to receive enteral (feeding tube) or parenteral (intravenous) nutrition; and decreased long-term and often permanent debilitation arising from swallowing difficulties, neck and throat spasms, and lung complications due to food aspiration. Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local delivery of drug in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

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

The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, estimated to exceed 40,000 new cases of OPC in the U.S alone in 2020. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for many decades due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of CRT-induced SOM in patients with OPC since CRT is the standard of care treatment, and we do not anticipate this changing for years to come.

A pre-Phase 3 meeting with the FDA was held and based on the meeting discussion, a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP). Based on comments and guidance provided by FDA and EMA, and our analysis of the current COVID-19 pandemic and its effects on clinical trials, we have modified our original adaptive design Phase 3 clinical trial to be a seamless Phase 2b/3 clinical trial to better fit the current clinical research environment. The primary endpoint, absolute incidence of SOM, remains the same, but the overall design of the trial has been simplified and the touch points with the healthcare system have been minimized. Our aim is to commence the Phase 2b/3 clinical trial in the fourth quarter of 2020, with the interim (completion of Phase 2b) reached approximately 12 months from first patient dosed, and the Phase 3 enrollment completed in the fourth quarter of 2022. Opening the Phase 3 portion of the trial will be subject to the interim (Phase 2b) results and our ability to raise additional funding or find a suitable pharmaceutical partner.

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

Based on encouraging clinical results to date, we plan to continue the development of camsirubicin as 1st-line treatment in patients with ASTS, where the current first line treatment is doxorubicin. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy beyond that of doxorubicin by keeping patients who are responding on treatment. In June 2019, we entered into a clinical collaboration with GEIS. GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma, that has worked with many of the leading biotech and global pharmaceutical companies. Enrollment of the trial is currently anticipated to begin at the end of 2020 or early 2021, and to include approximately 170 ASTS patients, an interim analysis, and take around two years to enroll. The trial will begin with a dose escalation (“run-in”) prior to the randomization portion of the trial. The primary endpoint of the trial will be progression-free survival, with secondary endpoints including overall survival, response rate and incidence of treatment-emergent adverse events. In November 2019, the European Commission granted orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU.

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

In collaboration with NorthStar, we have filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the U.S. Patent and Trademark Office (“USPTO”). This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even with oxygen support and mechanical ventilation. uPRITs have been designed with the goal of selectively eliminating the aberrantly activated immune cells responsible for causing the cytokine storm. By eradicating these cells with a targeted RIT, the goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, our Chief Scientific Officer. We have also entered into collaborations with IsoTherapeutics, LLC and Aragen Bioscience, Inc. to generate and evaluate candidate uPRIT conjugates for activity against uPAR with the goal of identifying one to two development candidates by the end of 2020.

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

Stock-based compensation costs for stock awards granted to our employees and non-employee directors are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the three and nine months ended September 30, 2020 and 2019 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Prior to January 1, 2019, the measurement of consultant stock-based compensation was subject to periodic adjustments as the underlying equity instruments vested and was recognized as an expense over the period in which services were rendered. Since January 1, 2019, consultant stock-based compensation is valued on the grant date and is recognized as an expense over the period in which services are rendered.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2020 and September 30, 2019

The following tables summarize the results of our operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(in thousands)	2020	2019	Variance	2020	2019	Variance

Research and development expenses	$1,256	$220	$1,036	$2,433	$1,385	$1,048
General and administrative expenses	392	539	(147)	1,815	1,714	101
Total operating expenses	1,648	759	889	4,248	3,099	1,149
Operating loss	(1,648)	(759)	(889)	(4,248)	(3,099)	(1,149)
Interest income, net	9	23	(14)	72	81	(9)
Net loss	$(1,639)	$(736)	$(903)	$(4,176)	$(3,018)	$(1,158)

Research and Development Expenses

Research and Development (“R&D”) expenses for the three months ended September 30, 2020 were approximately $1,256,000, compared to approximately $220,000, for the three months ended September 30, 2019. This represents an increase of approximately $1,036,000 primarily attributed to increases in expenses for the planning of the camsirubicin Phase 2 clinical trial including manufacturing of $380,000, increases in Validive clinical trial planning and manufacturing costs of approximately $325,000, an increase in the allocation of the CEO's salary and benefits for the three months to R&D expenses of $224,000, annual R&D personnel salary increases, annual (non-cash) equity grants and salaries and benefits of three new R&D personnel of approximately $134,000, partially offset by a decrease in other R&D expenses of $27,000.

R&D expenses for the nine months ended September 30, 2020 were approximately $2,433,000, compared to approximately $1,385,000, for the nine months ended September 30, 2019. This represents an increase of approximately $1,048,000 primarily attributed to increases in expenses for the planning of the camsirubicin Phase 2 clinical trial including manufacturing of $590,000, annual R&D personnel salary increases, annual (non-cash) equity grants and salaries and benefits of three new R&D personnel of approximately $324,000, an increase to the allocation of the CEO's salary and benefits to R&D expenses of $306,000, partially offset by a decreases in Validive clinical trial planning and manufacturing costs of approximately $138,000 and other R&D expenses of $34,000.

General and Administrative Expenses

General and Administrative (“G&A”) expenses for the three months ended September 30, 2020 were approximately $392,000, compared to approximately $539,000, for the three months ended September 30, 2019. This represents a decrease of approximately $147,000 primarily attributed to the CEO's salary and benefits allocated from G&A expenses to R&D expenses of $224,000, decreases in stock-based compensation for non-employee directors (non-cash) of $22,000, and patent fees of $13,000, partially offset by increases in stock-based compensation for annual (non-cash) equity grants and annual G&A personnel salary increases of $76,000, external fees related to public company compliance of $14,000, and net increases in other G&A expenses of $22,000.

G&A expenses for the nine months ended September 30, 2020 were approximately $1,815,000, compared to approximately $1,714,000, for the nine months ended September 30, 2019. This represents an increase of approximately $101,000 primarily attributed to net increases in stock-based compensation for annual (non-cash) equity grants and annual G&A personnel salary increases of $318,000, increases in legal and audit fees related to public company compliance of $116,000, and net increases in general costs of operations of $45,000, partially offset by the CEO's salary and benefits allocated from G&A expenses to R&D expenses of $306,000, and decreases in stock-based compensation for non-employee directors (non-cash) of $72,000.

Interest Income

Interest income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 decreased by approximately $14,000, due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from our initial public offering in December 2019 and funds raised in our Capital on DemandTM Sales Agreement with JonesTrading.

Interest income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 decreased by approximately $9,000, due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from our initial public offering in December 2019 and funds raised in our Capital on DemandTM Sales Agreement with JonesTrading.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $30.1 million as of September 30, 2020. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will need to raise additional capital to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through private placements of our preferred and common stock, the net receipt of funds related to the acquisition of camsirubicin, net proceeds from the initial public offering of our common stock and net proceeds from sales under our Capital on Demand™ Sales Agreement. We anticipate that the currently available funds as of October 31, 2020, will fund our operations through December 2021.

We invest our cash equivalents in a money market account.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended		Nine Months ended September 30, 2020 versus
	September 30,		Nine Months ended September 30, 2019
(in thousands)	2020	2019	Variance

Net cash used in operating activities	$(3,421)	$(2,349)	$(1,072)
Net cash provided by (used in) financing activities	8,189	(39)	8,228
Effect of exchange rates	1	(10)	11
Net increase (decrease) in cash and cash equivalents	$4,769	$(2,398)	$7,167

Cash Flow Used in Operating Activities

The increase of approximately $1,072,000 in cash flow used in operating activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily a result of increased R&D and G&A cash operating expenses.

Cash Flow Used in Investing Activities

There was no cash flow used in investing activities for the nine months ended September 30, 2020 and 2019.

Cash Flow Provided by (Used in) Financing Activities

The increase of approximately $8,228,000 in cash flow provided by financing activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was a result of sales of our common stock under our Capital on DemandTM Sales Agreement with JonesTrading and the receipt of the PPP forgivable bank loan.

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

We anticipate that the funds available as of October 31, 2020, will fund our planned operations through December 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

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

Funding Requirements in the Fourth Quarter of 2020 and Onward

        Expenditures are expected to increase in the fourth quarter of 2020 and onward for:

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

We are aiming to enroll the first patient in our Phase 2b/3 clinical trial for Validive in the fourth quarter of 2020. We will proceed to the Phase 3 portion of the clinical trial based on an interim analysis of the Phase 2b portion, pending our ability to raise sufficient funds. To commence the Phase 3 portion of the trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue in the next 12 months. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the fourth quarter of 2020 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. The anticipated operating cost increases in the fourth quarter of 2020 and onward are expected to be primarily driven by the funding of our planned Validive Phase 2b/3 clinical trial and in support of the GEIS Phase 2 clinical trial of camsirubicin. Beyond our need to raise additional funding in the next 12 months to start the Validive Phase 3 portion of the trial, we will also need significant additional funding thereafter in order to complete the clinical trial, support further development of camsirubicin in and beyond the Phase 2 trial, to support our collaboration with NorthStar, if successful, and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization.

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology) to pursue treating severe oral mucositis in patients undergoing chemoradiation treatment for head and neck cancers. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of October 31, 2020, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS will be the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin in patients with ASTS. Enrollment of the trial is anticipated to begin at the end of 2020 or early 2021 and will include approximately 170 ASTS patients. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the three and nine months ended September 30, 2020, we incurred $400,320 and $612,304 in GEIS and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the three and nine months ended September 30, 2019, we incurred nominal expense related to the GEIS collaboration. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma, LLC to us included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of October 31, 2020, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

In accordance with our Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the indemnification agreements entered into with each officer and non-employee director, we have indemnification obligations to our officers and non-employee directors for certain events or occurrences, subject to certain limits, while they are serving at our request in such capacity. There have been no claims to date.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Except for the updated risk factor set forth below, there have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 27, 2020.

Our operations and financial results could be adversely impacted by the global outbreak of the 2019 Novel Coronavirus (COVID-19), which has negatively impacted our stock price and our ability to raise substantial funds in the near-term, and may negatively impact our ability to manufacture our product candidates for our clinical trials, our ability to accrue and conduct our planned clinical trials, and may delay regulatory agency responses. Any such impact will negatively impact our financial condition and could require us to delay our clinical development programs.

               In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and supply chain, as well as travel restrictions in many countries. In March 2020, COVID-19 was designated a global pandemic and many countries, including the United States, have declared national emergencies and have implemented preventive measures by limiting large public gatherings, setting separation distances between individuals (social distancing), rules for mandatory use of personal protective equipment (primarily masks) and shelter-in-place mandates. Many employers are restricting non-essential work travel and are requiring that employees work from their homes to limit personal interaction. Many businesses are closed or are operating in a substantially reduced fashion and many employees have been laid off. While the extent of the impact of the COVID-19 pandemic on our business and financial results is uncertain, a continued and prolonged public health crisis such as the COVID-19 pandemic would have a negative impact on our business, financial condition and operating results. The COVID-19 pandemic has resulted in significant volatility and substantial declines in the stock markets, which have negatively impacted our stock price and negatively impacted our ability to raise significant funds in the near-term. It is unknown the potential impact in the long-term in the event of a prolonged disruption or recession. In addition, the COVID-19 pandemic could impact the conduct of clinical trials as a result of quarantines, site closures, travel limitations, delays in the manufacturing of our product candidates for our clinical trials due to supply chain disruptions, and delays in the initiation and enrollment of patients in our planned clinical trials, or other considerations if site personnel or trial subjects become infected with COVID-19, which would negatively impact our financial condition and could require us to delay our clinical development programs. In addition, COVID-19 could delay U.S. and foreign regulatory agencies from responding to our submissions either due to shortages of personnel or shifting their priorities to COVID-19 related therapeutics, resulting in potential delays of our planned clinical trials. Given the dynamic nature of these circumstances, the duration of any business disruption or potential duration and impact of the COVID-19 pandemic to our business is difficult to predict. In response to the current COVID-19 pandemic and its effects on clinical trials, we have modified the original adaptive design Phase 3 clinical trial for our lead product candidate, Validive, to be a Phase 2b/3 clinical trial to better fit the types of trials which can enroll patients in the current environment. We are aiming to enroll the first patient in a Phase 2b/3 clinical trial for Validive in the fourth quarter of 2020. The Phase 3 portion of the clinical trial is anticipated to start right after the Phase 2b portion, pending our ability to raise sufficient funds. To commence the Phase 3 portion of the trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue in the next 12 months. There can be no assurance that any such events will occur.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report.

Exhibit	Document	Incorporated by Reference From:
10.1	Form of Indemnification Agreement	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: November 12, 2020	By:	/s/ Chandler D. Robinson
Chandler D. Robinson
Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2020	By:	/s/ Kim R. Tsuchimoto
Kim R. Tsuchimoto
Chief Financial Officer (Principal Financial Officer)