Form 10-K
period 2020-12-31
Monopar Therapeutics
filed 2021-03-25
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2020

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _______________ to ________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was $17,438,356, based on the closing price reported for such date on the Nasdaq Capital Market.

The number of shares outstanding with respect to each of the classes of our common stock, as of March 5, 2021, is set forth below:

Class	Number of shares outstanding
Common stock, par value $0.001 per share	12,566,929

The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2021 annual meeting of stockholders are incorporated by reference into Part III.

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

● our ability to raise sufficient funds in the next 12 months in order for us to complete the Phase 3 portion of our Validive Phase 2b/3 clinical trial and if required, complete a smaller second confirmatory Phase 3 clinical trial, to support further development of camsirubicin beyond Phase 2 clinical trial, to support further development of potential radio-immuno-therapeutics to treat severe COVID-19 (patients with SARS-CoV-2 infection), to support additional development of MNPR-101 and related compounds and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization;

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

● our ability to attract and retain key personnel;

● the risks inherent in our estimates regarding expenses, capital requirements and need for additional financing;

● the impact of government laws and regulations;

● the uncertain impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing; and

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

Any forward-looking statements in this Annual Report reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Risks Associated with our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors”. These risks include, among others, the following:

● We are a clinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

● Funds raised to-date are not sufficient to complete the Validive Phase 2b/3 ("VOICE") clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, to support further development of camsirubicin beyond Phase 2, or to support continued development of MNPR-101 and related compounds. If we are unable to raise enough funds in the next 12 months from the sale of our common stock or other financing efforts, we may have to consider strategic options such as out-licensing Validive or other product candidates, entering into a clinical partnership, or terminating one or more programs. There can be no assurance that we can find a suitable partner on satisfactory terms.

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

● If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals will be delayed or prevented, which will materially delay our program schedules and adversely affect our financial condition.

● We rely on third parties to conduct our manufacturing, non-clinical studies, and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or performance goals, the initiation or conduct of our clinical trials may be delayed and we may be unable to obtain regulatory approval for, or commercialize our, current product candidates or any future products, and our financial condition will be adversely affected.

● We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively. Competition and technological change may make our product candidates obsolete or non-competitive.

● The termination of third-party licenses will adversely affect our rights to important compounds or technologies.

● If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our development efforts to develop competing drugs.

● If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business will be materially disrupted.

● The COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability raise additional funds.

PART I

Item 1. Business

            You should read the following discussion in conjunction with our financial statements as of December 31, 2020 and the notes to such financial statements included elsewhere in this Annual Report on Form 10-K.

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

            Given the COVID-19 pandemic and its effects on clinical trials, we have adjusted and simplified the design of the clinical trial for our lead product candidate, Validive (clonidine mucobuccal tablet; clonidine MBT) for the prevention of chemoradiotherapy (“CRT”)-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”), to a seamless Phase 2b/3 design. This design is based on a binary primary endpoint, incidence of severe oral mucositis (“SOM”), and will minimize touch points with the clinical trial sites and patients. The VOICE trial (NCT04648020) is randomized, placebo-controlled and double blinded and allows a sample size adjustment for the Phase 3 portion of the trial if supported by the interim analysis at the end of Phase 2b. The entire trial has been designed to enroll up to 260 evaluable patients. This modification in design allowed us to activate and commence dosing the VOICE trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive) which we are planning to pursue in the next 12 months.

            Along with our VOICE trial, we continue to prioritize supporting the camsirubicin Phase 2 clinical trial for which we signed a collaboration agreement in June 2019 with Grupo Español de Investigación en Sarcomas (“GEIS”), discussed in further detail below. We believe we have funds sufficient to enable GEIS to commence its open label Phase 2 clinical trial in the second quarter of 2021 and to obtain results from the run-in portion of the trial.

            Additionally, we continue to develop MNPR-101 in several indications as discussed below.

Our Product Pipeline

Our Product Candidates

Validive (clonidine mucobuccal tablet; clonidine MBT)

            Validive is designed to be used prophylactically to prevent SOM in patients undergoing CRT for oropharyngeal cancer (“OPC”). SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation. The majority of patients receiving CRT to treat their OPC develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. The potential clinical benefits to preventing SOM in patients include: reduced treatment discontinuations leading to potentially improved overall survival outcomes; reduced mouth and throat pain avoiding the need for feeding tube intervention; decreased long-term and often permanent debilitation arising from swallowing difficulties, neck and throat spasms, and lung complications due to food aspiration; and decreased reliance on pain medication. Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local delivery of drug in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

            In September 2017, we exercised an option to license Validive from Onxeo S.A., the company that developed Validive through its Phase 2 clinical trial. In the completed Phase 2 clinical trial, Validive demonstrated clinically meaningful efficacy signals within the 64-patient OPC population randomized to placebo, Validive 50 µg dose and Validive 100 µg dose. The absolute incidence of SOM in OPC patients who received a dose of Validive 100 µg once per day was reduced by 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, and 38.9% in Validive 100 µg group). The median time to onset of SOM was 37 days in the placebo cohort; 45 days in the Validive 50 µg cohort and no median time of onset was reached in the Validive 100 µg group since fewer than half of this cohort of patients developed SOM. There was also a 37.8% reduction in the median duration of the SOM for the Validive 100 µg group versus placebo (41.0 days placebo group, 34.0 days Validive 50 µg group, and 25.5 days Validive 100 µg group) in patients that developed SOM. Median duration of SOM across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. A positive dose response was seen in each of these three clinical endpoints. Additionally, patients in the Validive cohorts in the Phase 2 clinical trial demonstrated a safety profile similar to that of placebo. Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 2b/3 and smaller confirmatory Phase 3 clinical program.

            SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor (alpha-2AR) on macrophages (white blood cells present in the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the oral cavity and oropharynx over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late onset toxicities, including trismus (jaw, neck, and throat spasms), dysphagia, and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of CRT. We believe that the prevention of SOM by Validive will have the potential to reduce treatment discontinuation and/or treatment delays potentially leading to improved survival outcomes, and reducing or eliminating these long-term morbidities resulting from CRT.

            The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, with an estimated greater than 40,000 new cases of OPC in the U.S alone in 2021. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for decades due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for years to come and will continue to represent a clinical need for Validive for the prevention of CRT-induced SOM in patients with OPC since CRT is the standard of care treatment, and we anticipate that radiation will remain an important treatment modality for these patients for years to come.

            Validive is an MBT of clonidine. The MBT formulation was developed to enhance drug delivery to the oral mucosa while minimizing systemic absorption. The Validive tablet is tasteless and odorless and is self-administered once daily by affixing it to the outside of the patient’s upper gum where it dissolves slowly over a period of several hours, resulting in the extended release of clonidine into the oral cavity and oropharynx, the sites of SOM following CRT for OPC. Validive treatment begins on the first day of CRT and continue daily through the last day of radiation.

           The VOICE trial is a double blinded, placebo controlled Phase 2b/3 clinical trial of Validive which is estimated to recruit up to 260 OPC patients receiving CRT. The VOICE trial has been activating sites and dosing has begun. An interim analysis at the end of Phase 2b is anticipated in Q1, 2022 with the Phase 3 portion of the trial to immediately follow. To complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue in the next 12 months.

Validive U.S. Market Opportunity

            The incidence of HNC (all anatomical types, including larynx, oral cavity, oropharynx, etc.) in the U.S. was estimated to be approximately 65,630 cases in 2020 (American Society of Clinical Oncology, cancer.net). The most rapidly growing type of HNC is OPC. The oropharynx is comprised largely of immune tissue and includes the soft palate, the base (rear one third) of the tongue, and the tonsils. In the U.S., the incidence of OPC is estimated to be greater than 40,000 cases in 2021. The majority of these OPC patients (approximately 70%) are human papilloma virus positive (“HPV+”). The incidence of OPC is also increasing in the rest of the world (>30% of HNC), with >50% of all OPC being HPV+. While certain types of HNC have been in decline in the U.S., such as laryngeal cancer as a result of a reduction in the smoking population, the total incidence of HNC has been growing steadily primarily due to OPC. The increase in OPC is directly associated with increased infection with the human papilloma virus. The incidence of HPV+ OPC has outpaced the incidence of HPV– HNC by 4-5-fold over the past decade. This trend of HPV+ OPC driving an increase in overall HNC is expected to continue for some time as the relatively recent introduction of a vaccine designed to prevent the transfer and colonization with HPV is only effective if administered prior to infection, and until October 2018, it was only recommended for those under the age of 26 (newer FDA guidelines include those up to age 45). Even for those under the age of 26 who are eligible for the vaccine, oral HPV infections are predicted to increase due to the lack of adequate use of HPV vaccinations. Approximately 50% of eligible females and 33% of eligible males are presently being vaccinated.

            Most OPC is caused by the HPV16 strain, with virus detectable in the tumor. More than 3% of adult men and 1% of adult woman have HPV16 detectable in their saliva at any one time. The virus is transmitted through sexual contact and CDC estimates 10% of men and 3.6% of women in the U.S. have an active oral HPV infection. The latency period for that proportion that do go on to develop HPV+ OPC is 15-20+ years. This HPV+ OPC population is expected to be a long-term driver of the incidence of OPC and the resultant SOM associated with what is frequently curative therapy for this serious malignancy.

            In previous studies describing SOM in OPC patients receiving the CRT regimen we are using in our VOICE clinical program, patients had a SOM incidence rate of 55-90% across studies. In the Validive Phase 2 trial, the incidence of SOM in OPC patients receiving placebo was 65.2% (see “Validive Phase 2 Clinical Trial Data” section below). Currently there is no way to predict which patients will develop SOM, so any active preventive treatment for SOM will likely be used in most OPC patients receiving CRT. With the consistently growing incidence of OPC as a result of the human papillomavirus, there is the potential for a substantial and growing market for Validive.

Validive Mechanism of Action

            Validive is designed to deliver high local concentrations of clonidine, an agonist of alpha-2AR, to the oral cavity and oropharynx, the site of irradiation in the treatment of OPC. In the oropharynx, alpha-2AR is expressed on macrophages, immune cells that produce inflammatory cytokines, the molecules that are responsible for the development of SOM, in response to CRT. Several published clinical reports have demonstrated that chemoradiation treatment substantially increased salivary cytokine levels and a recent study demonstrated that these were positively associated with the formation of SOM in patients with head and neck cancer. Patients with HPV+ OPC demonstrate an increased accumulation of macrophages in the tumor microenvironment compared to patients with OPC that were negative for human papilloma virus (“HPV–”), thus further priming HPV+ OPC patients for the development of SOM. The alpha-2AR regulates the expression of cytokines by macrophages, and clonidine reduces this cytokine production. Macrophages are the primary immune cells in the oropharynx that express alpha-2AR, making clonidine’s mechanism of cytokine suppression macrophage selective and distinct from the mechanism of other anti-inflammatory drugs. Further, Validive delivers clonidine to the mucosal surface, the site most affected by chemoradiation treatment in OPC. This results in high salivary concentrations of clonidine, minimizing systemic absorption, and allowing for maximal exposure the at-risk oral mucosa and the OPC microenvironment to drug. Preclinical studies and a Phase 2 clinical trial of Validive have provided data that support Validive’s mechanism of action and therapeutic potential for reducing the incidence of SOM in patients with OPC, improving oral mucositis-related symptoms, and decreasing CRT-related adverse events, while exhibiting a favorable safety profile and high compliance rate in patients.

Validive Phase 2 Clinical Trial Data

            In October 2015, the results from an international Phase 2 clinical trial of Validive were announced, demonstrating promising signs of clinical activity and safety compared to placebo. The trial enrolled 183 patients and was conducted in more than thirty centers in Europe and the United States. HNC patients who had undergone surgical resection of their head and neck cancer with curative intent and who were planned to receive at least 50 Gray (Gy) of radiation in combination with chemotherapy, regardless of anatomical location of disease, were included in this study. This global, multi-center, double-blind, randomized, placebo-controlled, three-arm study (NCT01385748) compared the efficacy and safety of Validive 50 µg and 100 µg to placebo in patients with HNC receiving CRT. Of the 183 HNC patients, 64 had OPC (placebo = 24, Validive 50 µg = 21, Validive 100 µg = 19). Validive and placebo were administered once daily beginning 1 to 3 days prior to CRT and continuing until the end of chemoradiation.

            We believe the Phase 2 clinical trial data support the development of Validive for the prevention of SOM in OPC patients. The analysis of OPC patients in this study showed:

● The incidence of SOM (primary endpoint) was reduced by 26.3% (40% relative to placebo) in OPC patients treated with Validive 100 µg (p=0.09, a meaningful trend but not statistically significant). 65.2% of OPC patients on placebo experienced SOM compared to only 38.9% of OPC patients on Validive 100 µg.

■ Incidence of SOM in OPC Patients

Validive has demonstrated reduced incidence of SOM in a Phase 2 clinical trial (p=0.09)

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

Active CRT (weeks)
Follow-up (weeks)
Week 12 – end of study per protocol
0 1 2 3 4 5 6 7 8 9 10 11 12 13 14 15 16 17
Placebo
No SOM
SOM
* = study discontinuation
50µg Validive
No SOM
SOM
* = study discontinuation
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

            Our review of the Phase 2 clinical trial data suggests that the effect of Validive was much greater in OPC compared to non-OPC patients. We believe the Phase 2 data along with the mechanism of action of Validive provide a rationale for developing Validive for the treatment of chemoradiation induced SOM in OPC patients as a first indication. The most rapidly growing sub-population of HNC in the U.S. and Europe is OPC, largely driven by HPV+ disease. The oropharynx is the part of the throat at the back of the mouth, which includes the soft palate, the base (rear one third) of the tongue, and the tonsils. HPV+ OPC is a molecularly defined population of HNC characterized by the expression of a protein biomarker, p16 INK4a, and the presence of HPV DNA in the tumor. Evaluation of HPV status is part of the routine clinical assessment of patients with OPC prior to initiating treatment.

Validive Phase 1 Clinical Trial Data

            A Phase 1 clinical trial in 36 healthy volunteers comparing the pharmacokinetics of the systemic (oral tablet) clonidine HCl with clonidine MBT (local and sustained delivery of clonidine to oral mucosa and oropharynx – Validive’s formulation) was completed. This was a single-center, Phase 1, single-blind randomized, three-period, three-sequence, single-dose crossover study was conducted between August and November 2015. Healthy volunteers receiving Validive had far less systemic exposure to clonidine with the 50 µg and 100 µg clonidine MBTs (Validive) versus 100 µg clonidine HCl tablets (swallowed oral tablet). In contrast, levels of clonidine in saliva in volunteers receiving a single dose of 50 µg and 100 µg clonidine MBT (Validive) was much greater than saliva levels in volunteers receiving a single dose of 100 µg clonidine HCl tablets. Additionally, no significant effects on blood pressure were observed with the clonidine MBTs (Validive). Blood pressure effects were tested because clonidine is known to lower blood pressure when absorbed systemically. These results are consistent with the expectation that the MBT formulation (Validive) is designed to release clonidine in the oral cavity and oropharynx, as opposed to distributed systemically.

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

Clonidine Inhibits the Production of Pro-Inflammatory Cytokine Release from Oral Tissue

** = different from SP treatment alone, p<0.01

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

            Our second product candidate, camsirubicin, is a novel analog of doxorubicin which has been designed to reduce the cardiotoxic side effects generated by doxorubicin while retaining anti-cancer activity. A Phase 2 clinical trial for camsirubicin has been completed in patients with advanced (e.g. unresectable or metastatic) soft tissue sarcoma (“ASTS”). Average life expectancy for these patients is 12-15 months. In this study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction of cumulative dose in patients with ASTS. Although doxorubicin has been the standard of care treatment for ASTS for over 40 years, doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2. Even if a patient is responding to doxorubicin, their treatment is discontinued once this cumulative dose has been reached.

            Camsirubicin is a proprietary doxorubicin analog that is selective for topoisomerase II-alpha. Doxorubicin is used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. Despite clinical studies demonstrating the anti-cancer benefit of higher cumulative doses of doxorubicin, the clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer.

            Camsirubicin has been engineered specifically to retain the anticancer activity of doxorubicin while minimizing the toxic effects on the heart. Similar to doxorubicin, the antitumor effects of camsirubicin are mediated through the stabilization of the topoisomerase II complex after a DNA strand break and DNA intercalation leading to tumor cell apoptosis (cell death). Inhibiting the topoisomerase II-alpha isoform is desired for the anti-cancer effect, while inhibiting the topoisomerase II-beta isoform has been demonstrated to mediate, at least in part, the cardiotoxicity associated with all anthracycline drugs currently used in the clinic. Camsirubicin is substantially more selective than doxorubicin for inhibiting topoisomerase II-alpha versus topoisomerase II-beta. This selectivity may partly explain the minimal cardiotoxicity that has been observed for camsirubicin in preclinical and clinical studies to date. We believe that these attributes provide a strong rationale for developing camsirubicin as a monotherapy as well as in combination with other anticancer agents, without potential restrictions on cumulative dose, and offer the opportunity to pursue a large market opportunity for camsirubicin in a broad spectrum of cancer types.

            Based on the encouraging clinical results to date, we plan to continue the development of camsirubicin as first-line treatment in patients with ASTS. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients who are responding on treatment. These are patients who are not candidates for surgery or radiation treatment, and are largely made up of patients with metastatic disease. Doxorubicin is the current standard of care in the first-line setting for these patients. In June 2019, we entered into a clinical collaboration with Grupo Español de Investigación en Sarcomas (“GEIS”). GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma, that has worked with many of the leading biotech and global pharmaceutical companies. GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin in patients with ASTS. Patients randomized to the doxorubicin cohort are expected to receive the standard of care dosing of doxorubicin limited to 6 cycles at 75 mg/m2 (cumulative dose of ≤450 mg/m2). Patients in the camsirubicin cohort would have no cumulative dose restriction and would be allowed to continue on camsirubicin as long as their disease does not progress and the drug is well-tolerated. All patients on camsirubicin will be given growth factor support (“granulocyte colony stimulating factor” or “G-CSF”) prophylactically to allow for higher dosing of camsirubicin before running into the dose-limiting neutropenia observed with all anthracyclines. The adverse event profile of camsirubicin in the previously completed Phase 2 ASTS trial suggests that, in the presence of G-CSF, the dose of camsirubicin may be safely escalated beyond 265 mg/ m2 administered once every three weeks. The Phase 2 trial will have a short run-in phase to dose-escalate camsirubicin when given with G-CSF to optimize the dose. Enrollment of the trial is currently anticipated to begin in the second quarter of 2021, and to include approximately 170 ASTS patients, an interim analysis, and take around two years to enroll. The primary endpoint of the trial will be progression-free survival, with secondary endpoints including response rate, overall survival and incidence of treatment-emergent adverse events. We will provide study drug to GEIS and supplemental financial support for the clinical trial. In addition to camsirubicin’s orphan drug designation in the U.S. by the FDA, the European Commission also granted orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU in November 2019.

Camsirubicin U.S. Market Opportunity

            Camsirubicin is an analog of doxorubicin, the first anthracycline to gain FDA approval. Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. They have demonstrated efficacy in a wide variety of cancers, including soft tissue sarcoma, breast cancer, lung cancer, ovarian cancer, and lymphomas, among other types. Although doxorubicin was approved decades ago, it is still widely used. According to QY Research, in 2020 the global doxorubicin market was $1.1836 billion, and expected to grow at a 7.7% compounded annual growth rate, with projections surpassing $1.8 billion by 2026. According to IMS Health (now known as IQVIA), in 2015 the European Union had over $270 million in sales between doxorubicin HCl and liposomal doxorubicin. Liposomal versions of doxorubicin (e.g. Doxil®) demonstrated that a different formulation of doxorubicin with improved clinical benefits can command a significantly higher price premium compared to generic doxorubicin HCl.

            The market opportunity for the first indication, ASTS, is anticipated to be substantial. In 2020, there were an estimated 13,130 new cases of soft tissue sarcoma (STS) in the US, and approximately 5,350 deaths from STS, mainly from metastatic disease. Additionally, a few years ago a PDGFR-targeted antibody (olaratumab) was granted accelerated approval based on data from an open label Phase 2 trial. In 2019, the olaratumab Phase 3 trial as first line for advanced soft tissue sarcoma came back negative, resulting in the drug being pulled from the market. Olaratumab had just completed its second full year on the market in the US and abroad before being pulled, reaching over $304 million in sales in 2018 , demonstrating the large unmet medical need and considerable market opportunity in ASTS.

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

            In January 2015, a multi-center open label single arm Phase 2 clinical trial was initiated in doxorubicin-naïve patients with ASTS. This Phase 2 clinical trial enrolled 22 patients and was completed in August 2016. Camsirubicin was administered intravenously at 265 mg/m2 every 3 weeks for up to 16 doses, with all patients being given growth factor support, and there was clear indication of anticancer activity at this well-tolerated dose and schedule. The majority of patients (52.6%) evaluable for tumor progression demonstrated clinical benefit (stable disease or partial response), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). The progression-free survival at 6 months was 38%, higher than the 6-month PFS of doxorubicin in three recent studies, which showed 23%, 25%, and 33% 6-month PFS for doxorubicin. Camsirubicin was very well tolerated in this study and underscored the potential ability to administer camsirubicin without restriction for cumulative dose in patients with ASTS. Under compassionate use access, one patient received 20 cycles of camsirubicin (cumulative dose 5,300 mg/m2). Apart from one patient who developed febrile neutropenia and severe leukopenia, there were no grade 4 toxicities reported and no grade 3 side effects other than anemia. A transient decrease in left ventricular ejection fraction (“LVEF”) was observed in four patients treated with camsirubicin. These decreases in LVEF in camsirubicin treated patients were not serious adverse events and were transient, with LVEF subsequently returning to normal levels in all four subjects. Despite some subjects in this study receiving camsirubicin for up to 20 cycles, effects on cardiac function were of no clinical significance and there was no evidence of irreversible heart failure in any subject.

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

Camsirubicin Cardiac Contractility

Camsirubicin demonstrated limited effect on cardiac contractility, in-line with control

            Chronic IV administration of camsirubicin two times per week into rabbits over the course of 13 weeks also showed a lack of cardiotoxicity of camsirubicin when compared to doxorubicin (“DOX”). Echocardiography was performed weekly to obtain left ventricular fractional shortening (“LVFS”) measurements to assess cardiac function. At sacrifice, all six doxorubicin-treated rabbits showed cardiac dysfunction by echocardiography, and LVFS was significantly different from control values (p<0.001). In contrast, none of the camsirubicin-treated rabbits exhibited cardiac dysfunction by echocardiography at any time during the study. Below is a graph of the results:

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

            Finally, cardiac scoring of the left ventricle walls obtained from the rabbits in this study by a histopathologist showed increased microscopic injury in hearts from doxorubicin-treated rabbits compared to hearts from rabbits administered the vehicle control. Heart tissues from camsirubicin-treated rabbits were the same as the vehicle controls.

MNPR-101 (formerly huATN-658) and Related Compounds

            Our third program, MNPR-101 (formerly huATN-658), is a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”) for the treatment of advanced cancers and severe COVID-19. uPAR is highly expressed in tumors while healthy tissue rarely, if ever, expresses uPAR. In the context of COVID-19, uPAR cell surface expression is upregulated on aberrantly activated immune cells (i.e. macrophages), which then produce inflammatory molecules called cytokines that contribute to the severe symptoms observed in COVID-19. The expression of uPAR on diseased cells and tissues allows for selective targeting of MNPR-101, which may be designed to carry therapeutic agents.

            MNPR-101 is a humanized monoclonal antibody designed to bind a specific cell surface receptor found on cancer cells, the urokinase plasminogen activator receptor (“uPAR”), and to interrupt several pathways required for tumor growth and progression. MNPR-101 represents a novel approach for drug targeting of uPAR as it does not interfere with normal binding of uPA to uPAR. It blocks the CD11b (alpha-M)-uPAR interaction, a possible regulator of tumor immunity expressed by myeloid derived suppressor cells. MNPR-101 is believed to have potential activity against many different cancer types and respiratory diseases including severe COVID-19 because it:

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

● is expressed by aberrantly activated immune cells in the context of respiratory disease and chronic inflammation (i.e. severe COVID-19);

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

MNPR-101 as a Potential Imaging Agent

            Beyond the potential use of MNPR-101 as a therapeutic, the selectivity of uPAR expression in human cancer also makes it an attractive target for the development of imaging agents for the diagnosis and surveillance of a wide variety of cancer types. In collaboration with colleagues at Leiden University Medical Center (“LUMC”), a multimodal imaging probe developed using the MNPR-101 antibody backbone was tested in vivo in human bladder cancer models. High expression of uPAR in bladder cancer (>96%) has been demonstrated to be localized at the tumor periphery. The results in the bladder cancer models suggest that using an imaging probe derived from MNPR-101 may allow surgeons to better visualize the borders of the tumor, potentially resulting in more complete tumor resection and thereby minimizing relapse. Similar approaches have been utilized successfully in the resection of other tumor types, such as breast cancer, and are now commercially available.

            Bladder cancer is often treated with transurethral resection to remove cancerous tissue; however, many resections are incomplete and recurrence can occur in up to 78% of patients within 5 years. Up to 40% of recurrent cases develop muscle invasive disease, which has a poor prognosis and requires complete removal of the bladder. Many patients with muscle-invasive bladder cancer go on to develop and succumb to metastatic disease. Thus, a MNPR-101 based probe that could be used to improve the success rate of bladder cancer resection would be expected to have a positive impact on recurrence and prognosis.

MNPR-101 Conjugate uPRIT as a Potential Therapeutic for Severe COVID-19

            MNPR-101 is also being developed for the treatment of severe COVID-19 and other respiratory diseases. We have entered into a collaboration with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to co-develop potential uPRITs to treat severe COVID-19. This collaboration combines NorthStar’s expertise in the innovative production, supply, and distribution of important medical radioisotopes with our expertise in therapeutic drug development. NorthStar and we have coupled MNPR-101 with a therapeutic radioisotope. uPAR seems to be selectively expressed on aberrantly activated immune cells. In response to coronavirus infection, these rogue immune cells produce pro-inflammatory cytokines that can cause runaway inflammation throughout the body, commonly referred to as a cytokine storm. It is this systemic hyper-inflammatory state that is thought to be largely responsible for the severe lung injury and further multiple organ damage that contributes to poor outcomes and death in patients with severe COVID-19.

            In collaboration with NorthStar, we have filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the U.S. Patent and Trademark Office (“USPTO”). This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even with oxygen support and mechanical ventilation. uPRITs have been designed with the goal of selectively eliminating the aberrantly activated immune cells responsible for causing the cytokine storm. By eradicating these cells with a targeted RIT, the goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, our Chief Scientific Officer. We have also entered into collaborations with: IsoTherapeutics Group, LLC, who generated the uPRIT candidates; Aragen Bioscience Inc., who screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plan to perform preclinical testing and if successful, clinical testing.

ATN-658 as a Potential Diagnostic for Severe COVID-19

            A prototype enzyme-linked immunosorbent assay (“ELISA”) for measuring blood suPAR levels using the non-humanized version of MNPR-101 (“ATN-658”)has been developed, and we are in discussions with several parties to further develop and commercialize either an ELISA or other suPAR-based test using ATN-658. The aim is to clinically validate the suPAR-based test in COVID-19 patients.

            The use of suPAR for triaging COVID-19 patients is supported by a growing body of recent studies. Rovina et al. 2020 showed that patients with elevated levels of suPAR at the time of hospital admission are 17 times more likely to develop severe respiratory failure (p=.0000000012). Arnold et al. 2020 showed suPAR to have the best performance in predicting outcome (such as intensive care unit admission and death) of all the biomarkers examined; and Eugen-Olsen et al. 2020 showed that low levels of suPAR are predictive of mild outcome in COVID-19 patients (Negative Predictive Value 99.5%).

MNPR-101 Preclinical Studies

            MNPR-101 has demonstrated significant anti-tumor activity as a monotherapy in numerous preclinical models of tumor growth as well as an enhanced effect when used in combination in vivo with multiple different approved chemotherapeutics.

License, Development and Collaboration Agreements

Onxeo S.A.

            In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology). The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 5, 2021, we have not been required to pay Onxeo any other funds under the agreement.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

            In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS is the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin in patients with ASTS. Enrollment of the trial is anticipated to begin in the second quarter of 2021 and will include approximately 170 ASTS patients. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the year ended December 31, 2020, we incurred $1.4 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the year ended December 31, 2019, we incurred $0.2 million in expenses related to the GEIS collaboration. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

            To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the license, we are to pay only upon developmental and sales milestone achievements which could reach up to $14.925 million if we achieve all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that we will reach any milestones. As of March 5, 2021, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

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

Validive

            We license all intellectual property related to Validive from Onxeo S.A., a French public company. See “Business – License, Development and Collaboration Agreements”. Validive is covered by 57 issued patents in 31 jurisdictions, including the U.S., EU, Japan, and other Asian countries, and has orphan drug designation in the EU as well as Fast Track designation from the FDA. These patents are method of use patents that cover the use of Validive to prevent and/or treat inflammation and inflammatory pain of the mucosa including cancer therapy-induced mucositis; the use of clonidine or clonidine derivatives for the prevention or treatment of adverse side effects of chemotherapy; and clonidine and/or clonidine derivatives for use in the prevention of skin injury resulting from radiotherapy, and have been assigned to us pursuant to our license agreement with Onxeo. The latest patent expires in 2035 not accounting for possible extensions.

            In November 2020, we announced a series of recently issued patents for Validive (clonidine HCl mucobuccal tablet). These patents, including U.S. Patent No. 10,675,271, provide claims covering “Clonidine and/or clonidine derivatives for use in the prevention and/or treatment of adverse side effects of chemotherapy”. These patents expand the potential use of Validive in cancer patients, beyond the earlier allowed claims for the prevention of oral mucositis in patients receiving CRT. Specifically, they provide protection for the potential ability of Validive to prevent or treat common chemotherapy-associated side effects such as asthenia and fatigue and would provide protection should we determine in the future to conduct additional Validive development activities related to adverse side effects of chemotherapy beyond oropharyngeal cancer.

Camsirubicin

            Camsirubicin (GPX-150) is covered by manufacturing process patents. We have a patent for chemical synthesis technology that efficiently converts cardiotoxic “13-keto” anthracyclines such as doxorubicin, daunorubicin, epirubicin, and idarubicin into novel, patentable, and most likely less-cardiotoxic “5-imino-13-deoxy” analogs. A novel chemical composition of an intermediate for this synthesis is also patented. In addition, we have a patent covering the combination of camsirubicin with paclitaxel for the treatment of cancer, plus covering the method of use of these two drugs for this purpose. Our camsirubicin patent portfolio contains eight issued U.S. patents (two of which have expired) and one U.S. pending patent application. We have certain corresponding patents and applications in twenty-nine foreign jurisdictions, including the U.S., EU, Japan, and other Asian countries. The process patents for the synthesis of camsirubicin intermediates will expire in 2024 and the patents covering the combination use of camsirubicin and its analogs with taxanes will expire in 2026. The patent covering novel, potentially more potent analogs of camsirubicin expires in 2038. We may pursue patent term extensions where appropriate. We have obtained patent protection around the intermediates and process used to manufacture camsirubicin and we expect to obtain Hatch-Waxman exclusivity (applicable to new chemical entities) for 5 years that will prevent generic competition. We have also obtained U.S. and EU orphan drug status in soft tissue sarcoma with additional orphan cancer indications expected to follow.

            In December 2020, we announced the issuance of a U.S. patent (US 10,450,340) covering compositions of matter (2-pyrrilino camsirubicin) for a novel family of camsirubicin analogs. This patent, which expands the Company’s camsirubicin intellectual property portfolio, is expected to expire in 2038 not including any patent term extensions. The patent broadens our camsirubicin portfolio and creates a pipeline that has been designed to retain the potentially favorable non-cardiotoxic chemical backbone of camsirubicin and the potent broad-spectrum antitumor activity of doxorubicin. Further, preclinical evidence suggests that this new family of 2-pyrrilino camsirubicin analogs could be active in doxorubicin-resistant tumor cells which may enable use in cancer types beyond those possible with camsirubicin.

MNPR-101

            Our patent portfolio for our MNPR-101 antibody (huATN-658), as well as its epitope, consists of two issued U.S. composition of matter and their methods of use patents and corresponding (granted and pending) patents and patent applications in twenty-two foreign jurisdictions, including the European Union, Japan, and other Asian countries. These patents are owned by us. The patents covering the composition of matter of MNPR-101 will expire in 2025 and the patents covering the MNPR-101 epitope will expire in 2027. Being a novel biologic, it is eligible for 12 years of exclusivity in the U.S. under the Biologics Price Competition and Innovation Act (“BPCI Act”), and it will benefit from varying durations of similar exclusivity in numerous other countries. The Radio-Immuno-Therapeutic derivative of MNPR-101 (uPRIT) patent, if granted expires in 2041.

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

Manufacturing

            We do not currently own or operate manufacturing facilities for the production or testing of Validive, camsirubicin, MNPR-101 or uPRITs, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third-party contract manufacturers for all our required raw materials, Active Pharmaceutical Ingredients (“API”), and finished drug products for our preclinical and clinical studies. We have completed manufacturing of the clinical batch of drug product for Validive, which will provide sufficient drug to complete the Phase 2b/3 VOICE clinical trial. We have also engaged contract manufacturers for the camsirubicin API and drug product in order to supply clinical material for the GEIS camsirubicin Phase 2 clinical trial. We have not yet secured a manufacturing agreement for MNPR-101 or uPRITs.

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

            There is no effective standard of care or FDA approved preventive or therapeutic treatment for patients that develop chemoradiation-induced SOM. Only symptomatic treatments such as opioids and palliative mouthwashes are available but have no effect on the occurrence, time to onset, or duration of SOM. Our primary competitor is a dismutase mimetic in Phase 3 clinical development, which is administered through a daily 60-minute intravenous (“IV”) infusion to be completed within an hour before each radiation treatment. Validive, in comparison, is an easy to use, once daily self-administered oral/buccal tablet that acts locally at the sites of SOM.

            We believe our camsirubicin program, if approved, could replace doxorubicin as the first-line treatment for ASTS. In addition, we believe that camsirubicin would compete with a number of currently available anthracycline-based drugs on the market for other cancer indications. These are largely derivatives of doxorubicin, or reformulations of doxorubicin such as liposomal doxorubicin (e.g. Doxil, owned by Johnson & Johnson). All of these have the issue of cardiotoxicity. In addition to approved products, there are a number of product candidates in development, largely as new formulations or derivatives of doxorubicin.

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

U.S. Foreign Corrupt Practices Act (“FCPA”)

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

Health Insurance Portability and Accountability Act of 1996 ("HIPAA")

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

HIPAA as Amended by Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH")

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

Patent Protection and Affordable Care Act of 2010 ("PPACA")

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

The Biologics Price Competition and Innovation Act (“BPCI Act”)

            The BPCI Act authorizes the FDA to license a biological product that is biosimilar to an FDA-licensed biologic through an abbreviated pathway. The BPCI Act establishes criteria for determining that a product is biosimilar to an already-licensed biologic, or reference product, and establishes a process by which an abbreviated BLA for a biosimilar product is submitted, reviewed and approved. The BPCI Act provides periods of exclusivity that protect a reference product from biosimilars competition. Under the BPCI Act, the FDA may not accept a biosimilar application for review until four years after the date of first licensure of the reference product, and the biosimilar may not be licensed until at least 12 years after the reference product’s approval. Additionally, the BPCI Act establishes procedures by which the biosimilar applicant provides information about its application and product to the reference product sponsor, and by which information about potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The BPCI Act also provides a period of exclusivity for the first biosimilar determined by the FDA to be interchangeable with the reference product.

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

Employees

            Our operations are currently managed by five individuals (including our executive chairman and Acting Chief Medical Officer), of whom three have a PhD, two have an MD, one has an MBA, one has an MSc in health economics and policy, and one is a former CPA. They have worked at industry leading companies such as BioMarin Pharmaceutical Inc., Raptor Pharmaceuticals, Abbott Laboratories, and Onyx Pharmaceuticals. As of March 5, 2021, we had ten employees; nine of whom were full-time. We anticipate hiring additional employees in clinical operations, regulatory affairs and other departments, to help manage our clinical studies, regulatory submissions, and manufacturing to support Validive and camsirubicin program development, business development and corporate strategy. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing and regulatory affairs.

Available Information

            Our corporate website is located at www.monopartx.com. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this Annual Report on Form 10-K.

            We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website as specified above.

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

            We commenced operations in December 2014 and have an operating history of six years. Therefore, there is limited historical financial or operational information upon which to evaluate our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early clinical stages of operations. Many, if not most, companies in our industry at our stage of development never become profitable and are acquired, merge, sell major product assets or go out of business before successfully developing any product that generates revenue from commercial sales and enables profitability.

            From inception in December 2014 through December 31, 2020, we have incurred losses of approximately $32.2 million, which includes $13.5 million of non-cash in-process research and development, which was incurred in connection with our acquisition of camsirubicin. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates.

            The amount of future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing/quality, sales, and marketing arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

The funds raised to-date from the sales of our common stock should enable us to obtain topline results for the run-in portion of the camsirubicin Phase 2 clinical trial and commence the Phase 3 portion of our Validive Phase 2b/3 (VOICE) clinical program, but will not be sufficient for us to complete our VOICE clinical program, which will require that we raise significant additional funds or find a suitable pharmaceutical partner. If we are able to raise additional funds in the next 12 months, to complete our VOICE clinical program, it may not be on favorable terms. If we are unable to raise enough funds in the future, or find a suitable pharmaceutical partner, we may have to discontinue or delay our Validive clinical development.

            In order to be commercially viable, we must successfully research, develop, test, obtain regulatory approval for, manufacture, introduce, market and distribute Validive, camsirubicin, MNPR-101 and, if applicable, any current and future product candidates we may develop. The estimated required capital and time-frames necessary to achieve these developmental milestones as described in this Annual Report on Form 10-K or as we may state from time to time is subject to inherent risks, which are beyond our control. Clinical development of Validive, camsirubicin and MNPR-101 will require significant funds. Proceeds to-date from the sales of our common stock should enable us to obtain topline results for the run-in portion of the camsirubicin Phase 2 clinical trial and commence the Phase 3 portion of our VOICE clinical trial, however, these funds will not be sufficient to complete our VOICE clinical program. As such, we will be required to raise significant additional funds or find a suitable pharmaceutical partner in the next 12 months to complete our VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, to support further development of camsirubicin beyond Phase 2, to support MNPR-101 and related compounds in various indications and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization, If we are able to raise financing, it may be on terms that are unfavorable to us and if we are unable to raise sufficient funds or find a suitable pharmaceutical partner, we may have to discontinue or delay clinical development of Validive and/or any other of our current or future product candidates.

Our operations and financial results could be adversely impacted by the global outbreak of the COVID-19, which may negatively impact our ability to manufacture our product candidates for our clinical trials, our ability to accrue and conduct our clinical trials, and may delay regulatory agency responses. Any such impact will negatively impact our financial condition and could require us to delay our clinical development programs.

               In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and supply chain, as well as travel restrictions in many countries. In March 2020, COVID-19 was designated a global pandemic and many countries, including the United States, have declared national emergencies and have implemented preventive measures by limiting large public gatherings, setting separation distances between individuals (social distancing), rules for mandatory use of personal protective equipment (primarily masks) and in shelter-in-place mandates. Many employers are restricting non-essential work travel and are requiring that employees work from their homes to limit personal interaction if required by local regulations. Many businesses have closed or are operating in a substantially reduced fashion and many employees have been laid off. In response to the current COVID-19 pandemic and its effects on clinical trials, we have modified the original adaptive design Phase 3 clinical trial for our lead product candidate, Validive, to be a Phase 2b/3 VOICE clinical trial to better fit the types of trials which can enroll patients in the current environment. We have activated sites and commenced dosing in our VOICE clinical program. The Phase 3 portion of the VOICE trial is anticipated to start immediately after the Phase 2b portion. To complete VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will need to raise additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue in the next 12 months. There can be no assurance that any such events will occur and the ongoing COVID-19 pandemic continues to create uncertainties and challenges to our ability to seek additional funding and explore collaborations and partnerships.

            While we are currently continuing our ongoing and planned clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●
Delays in receiving approval from the FDA and foreign regulatory authorities to initiate our planned clinical trials;

●
Delays or difficulties in enrolling and monitoring patients in our clinical trials;

●
Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●
Delays in trial drug shipments due to COVID-19 vaccine shipments tying up available pharmaceutical product shipping lanes and increasing their cost;

●
Diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●
Risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●
Interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●
Interruption or delays in the operations of the FDA and foreign regulatory agencies, which may impact approval timelines;

●
Interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing or supply shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;

●
Limitation on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of our employees or their families or the desire of employees to avoid contact with large groups of people.

●
Refusal of the FDA to accept data from clinical trials in affected geographies; and

●
Impacts from prolonged remote work arrangements, such as increased cybersecurity risks.

            The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the global availability and acceptability of the vaccination roll-out, the potential and duration of another major outbreak, continued travel restrictions, local states of emergency requiring quarantines and shelter-in-place orders, adherence to social distancing and mask-wearing recommendations in the U.S. and other countries and the availability of effective global therapeutics to treat COVID-19.

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

● higher than expected costs to manufacture and ship our active pharmaceutical ingredient and our product candidates;

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

            When we attempt to raise additional financing, there can be no assurance that we will be able to secure such additional financing in sufficient quantities or at all. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the biopharmaceutical industry, credit availability from banks and other financial institutions, the status of current projects, and our prospects for obtaining any necessary regulatory approvals. Potential investors’ capital investments may have shifted to other opportunities with perceived greater returns and/or lower risk, thereby reducing capital available to us, if available at all.

            In addition, any additional financing might not be available, and even if available, may not be available on terms acceptable to us or our then-existing investors. We will seek to raise funds through public or private equity offerings, debt financings, corporate collaboration or licensing arrangements, mergers, acquisitions, sales of intellectual property, or other financing vehicles or arrangements. To the extent that we raise additional capital by issuing equity securities or other securities, our then-existing investors will experience dilution. If we raise funds through debt financings or bank loans, we may become subject to restrictive covenants, our assets may be pledged as collateral for the debt, and the interests of our then-existing investors would be subordinated to the debt holders or banks. In addition, our use of and ability to exploit assets pledged as collateral for debt or loans may be restricted or forfeited. To the extent that we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish significant rights (including without limitation intellectual property rights) to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are not able to raise needed funding under acceptable terms or at all, then we will have to reduce expenses, including the possible options of curtailing operations, abandoning opportunities, licensing or selling off assets, reducing costs to a point where clinical development or other progress is impaired, or ceasing operations entirely.

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

            In order for us to commercialize any treatment for chemoradiation-induced SOM, cancer or for any other disease indication, we must obtain regulatory approvals of such treatment for that indication. Satisfying regulatory requirements is an expensive process that takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling, and promotion of drugs for human use. To obtain necessary regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular indication. There can be no assurance that our products will prove to be safe and effective, that our clinical trials will demonstrate the necessary safety and effectiveness of our product candidates, or that we will succeed in obtaining regulatory approval for any treatment we develop even if such safety and effectiveness are demonstrated.

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

● We may discover that our products have adverse side effects, which could cause our products to be delayed or precluded from receiving regulatory approval or reduce the effective size of our target patient population or otherwise expose us to significant commercial and legal risks.

● It may take longer than expected to determine whether or not a treatment is safe and effective.

● Patients involved in our clinical trials may suffer severe adverse side effects even up to death, whether as a result of treatment with our products, the withholding of such treatment, or other reasons which may not include the effects of our treatment (whether within or outside of our control).

● We may fail to be able to enroll a sufficient number of patients in our clinical trials, or it may take longer than expected to enroll.

● Patients enrolled in our clinical trials may not have the safety or efficacy characteristics necessary to obtain regulatory approval for a particular indication or patient population.

● We may be unable to produce sufficient quantities of product to complete the clinical trials.

● Even if we are successful in our clinical trials, required governmental approvals may still not be obtained or, if obtained, may not be maintained.

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

            Any success we may achieve at a given stage of our clinical trials does not guarantee that we will achieve success at any subsequent stage, including without limitation final FDA or other regulatory organizations’ approval.

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

            Outside the U.S., our ability to market a product is contingent upon receiving clearances from appropriate non-U.S. regulatory authorities. Non-U.S. regulatory approval typically includes all of the risks associated with FDA clearance discussed above as well as geopolitical uncertainties and the additional uncertainties and potential prejudices faced by U.S. pharmaceutical companies conducting business abroad. In certain cases, governmental pricing restrictions and practices can make achieving even limited profitability very difficult.

Even if we complete the clinical trials we discussed with the FDA, there is no guarantee that at the time of submission the FDA will accept our new drug application (“NDA”) based on the trials discussed.

            The FDA provided guidance on our proposed VOICE adaptive design trial, but the FDA is not bound by the guidance they give, and can change their position in the future. Any future decision by the FDA will be driven largely by the data generated from the VOICE clinical program. However, the FDA and other regulatory organizations will learn from their total experience in the review of multiple drugs in multiple indications and they will apply the knowledge of broad and diverse experience even if not a perfect match with our product.

As a company, we have never completed a clinical trial and have limited experience in completing regulatory filings and any delays in regulatory filings could materially affect our financial condition.

            While members of our team have conducted numerous clinical trials at previous companies, and have launched and marketed innovative pharmaceutical products in the U.S. and internationally, as a company, we have not yet completed any clinical trials of our product candidates, nor have we demonstrated the ability to obtain marketing approvals, manufacture product candidates at a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. Consequently, we have no historical basis as a company by which one can evaluate or predict reliably our future success or viability.

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

            The results of our current or any future clinical trials may show that the side effects of Validive are unacceptable or intolerable, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or EMA and other regulatory authorities, or result in marketing approval from the FDA or EMA and other regulatory authorities with restrictive label warnings.

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

As with any clinical trial, our VOICE clinical program entails significant risk of not meeting clinical endpoints. If the results of VOICE are not statistically significant, the FDA will likely not approve Validive for marketing which will result in a decrease in our stock price and market value.

            The VOICE clinical program has been designed based on an analysis of the 64 oropharyngeal cancer (“OPC”) patients included in the Phase 2 trial (n= 24 in the placebo group, n= 21 Validive 50 µg group, and n= 19 Validive 100 µg group). While a dose response was observed in the Validive treated OPC cohorts compared to placebo across multiple clinically meaningful endpoints, the ability to establish statistical significance was limited by the relatively small sample size. This increases the risk that the VOICE may not achieve its prospectively defined endpoints. Given the large unmet medical need for the prevention of CRT-induced SOM in OPC patients, we have decided to pursue an adaptive design Phase 2b/3 clinical development strategy in an effort to mitigate this risk. VOICE has a simplified design and includes an interim analysis after the 2b portion that allows for an assessment of the primary (and only) endpoint, incidence of SOM, before proceeding to the Phase 3 portion of the trial. By focusing VOICE on a single endpoint, touch points with patients and sites are minimized. This seamless design will allow us to immediately advance to the Phase 3 portion of the trial if supported by the interim data at the end of the Phase 2b portion of the trial. We may also be required to conduct a smaller second Phase 3 confirmatory clinical trial which may not yield the same results. If our VOICE clinical trial results are not statistically significant, the FDA will likely not approve Validive for marketing, which will result in a decrease in our stock price and market value.

If we experience delays or difficulties in the enrollment of subjects to our clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented, which could materially affect our financial condition.

            Identifying, screening and enrolling patients to participate in clinical trials of our product candidates is critical to our success, and we may not be able to identify, recruit, enroll and dose a sufficient number of patients with the required or desired characteristics to complete our clinical trials in a timely manner. The timing of our clinical trials depends on our ability to recruit patients to participate as well as to subsequently dose these patients and complete required follow-up periods. In particular, because our current clinical trials of Validive and camsirubicin are focused on indications with relatively small patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

            In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements and COVID-19-related issues at certain clinical trial sites. These delays could be caused by reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our current clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or in termination of the clinical trials altogether.

            Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

● delays in U.S. or foreign regulatory approval to start the clinical trial;

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

● patient referral practices of physicians; and

● potential effects of the COVID-19 pandemic.

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

            Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will utilize third parties to manufacture Validive, camsirubicin, and MNPR-101. We currently have manufacturing arrangements for Validive and camsirubicin. We have not yet secured a manufacturing agreement for MNPR-101 or uPRITs.

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

            Clinical research involves the testing of new drugs on human volunteers pursuant to a clinical trial protocol. Such testing involves a risk of liability for personal injury to or death of patients due to, among other causes, adverse side effects, improper administration of the new drug, or improper volunteer behavior. Claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers, or others using, selling, or buying our products, as well as from governmental bodies including a possibility in some states for product liability claims being made based on generic copies of our drugs. In addition, product liability and related risks are likely to increase over time, in particular upon the commercialization or marketing of any products by us or parties with which we enter into development, marketing, or distribution collaborations. Although we have obtained product liability insurance in connection with our clinical trials, there can be no assurance that the amount and scope of such insurance coverage will be appropriate and sufficient in the event any claims arise, that we will be able to secure additional coverage should we attempt to do so, or that our insurers would not contest or refuse any attempt by us to collect on such insurance policies. Regardless of their merit or eventual outcome, product liability claims may result in:

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

            Our understanding of the number of people who suffer from SOM resulting from CRT for the treatment of OPC, whom Validive may have the potential to treat, is based upon estimates and on various reports from governments or medical institutions. These estimates or reports may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of this condition. The number of patients in the U.S. or elsewhere may turn out to be lower than expected, may not be otherwise amenable to Validive treatment, or treatment-amenable patients may become increasingly difficult to identify and access, all of which would adversely affect our business prospects and financial condition. In particular, the treatable population for Validive may further be reduced if our estimates of addressable populations are erroneous or sub-populations of patients within the addressable population do not derive benefit from Validive.

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

Our Validive manufacturer is in the United Kingdom (“UK”), and it is unknown in the long-term how they will be impacted by Brexit; however, if they are negatively impacted, this could increase our manufacturing costs, delivery schedules, and adversely impact our financial condition.

            The UK left the European Union (“EU”) on January 31, 2020, which is commonly referred to as “Brexit.” The full long-term impact of Brexit, however, remains uncertain.  Our Validive manufacturer may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. The tax consequences of the UK’s withdrawal from the EU are uncertain as well. If Brexit has a detrimental effect on our Validive manufacturer, it could, in turn, adversely impact our manufacturing costs and financial condition.

Our contracted camsirubicin manufacturing plant is located outside of the U.S. and may be affected by imposed tariffs and regional geopolitical factors outside of its control, which may affect the supply of camsirubicin active pharmaceutical ingredient. If we need to enlist a new contract manufacturer and it will delay our camsirubicin clinical program with GEIS and may increase our cost in supporting the GEIS Phase 2 clinical trial.

            We currently have a single manufacturer of camsirubicin active pharmaceutical ingredient outside of the U.S. If we need to retain another contract manufacturer, it will cause a further delay to our GEIS-sponsored Phase 2 clinical program and may increase our manufacturing costs.

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

● Less incidence, less prevalence and more severity of adverse side effects;

● Potential advantages over alternative treatments;

● Cost effectiveness;

● Convenience and ease of administration, stability and shelf life, for distributor, physician and patient;

● Sufficient third-party coverage and/or reimbursement;

● Strength of sales, marketing and distribution support; and

● Our ability to provide acceptable and compelling evidence of safety and efficacy.

            If any product candidate developed by us receives regulatory approval but does not achieve an adequate level of market acceptance by physicians, payers, and patients, we may generate insufficient, little, or no product revenue to earn appropriate returns on the investment of product development costs and may not become profitable at sufficient product sales volumes to earn sustainable profitability.

Our products may not be accepted for reimbursement or adequately reimbursed by third-party payers.

            The successful commercialization of any products we might develop will depend substantially on whether the costs of our products and related treatments are reimbursed at acceptable levels by government authorities, private healthcare insurers, and other third-party payers, such as health maintenance organizations. Reimbursement rates may vary, depending upon the third-party payer, the type of insurance plan, and other similar or dissimilar factors. If our products do not achieve adequate reimbursement, then the number of physician prescriptions of our products may not be sufficient to make our products profitable, and to earn a sufficient profit to earn a reasonable return on our investment and a provide a cash flow to finance future investments on the next generation of products and investments in new technological platforms.

            Comparative effectiveness research demonstrating benefits of a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis sufficient for our Company to remain competitive and thrive.

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

The effects of economic and political pressure to lower pharmaceutical prices are a major threat to the economic viability of new research-based pharmaceutical products, and any significant decrease in drug prices could materially and adversely affect our prospects.

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

            Any development along these lines could materially and adversely affect our prospects. We are unable to predict what political, legislative or regulatory changes relating to the healthcare industry, including without limitation any changes affecting governmental and/or private or third-party coverage and reimbursement, may be enacted in the future, or what effect such legislative or regulatory changes would have on our business. However, if governmental price management does not provide for the very high price of pharmaceutical research, it could create very demanding challenges for our industry and our prospects or require breakthroughs in research productivity, which there can be no assurance of.

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

            Our commercial success will depend in part on obtaining patent protection for any products and other technologies we might develop, and successfully defending any patents we obtain against third-party challenges. We have licensed all intellectual property related to Validive from Onxeo S.A., a French public company. See “Business – License, Development and Collaboration Agreements”. The assignment and transfer of the camsirubicin (formerly GPX-150) patent portfolio from TacticGem, LLC (“TacticGem”) to us has been completed. We filed and have been granted in the U.S. and various countries around the world patents for antibodies that target uPAR for our MNPR-101 program. We have also been granted in the U.S. and various countries around the world patents to a specific sequence of amino acids on uPAR, to which our MNPR-101 antibody binds. We are currently prosecuting this patent in other countries around the world to further protect MNPR-101. The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in obtaining and defending patents. See “Business - Intellectual Property Portfolio and Exclusivity”. These risks and uncertainties include without limitation the following:

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

            In addition to patents, we also rely on trade secrets and proprietary know-how. While we take measures to protect this information by entering into confidentiality and invention agreements with our employees, consultants and collaborators, we cannot provide any assurances that these agreements will be fully enforceable and will not be breached, that we will be able to protect ourselves from the harmful effects of disclosure if they are not fully enforceable or are breached, that any remedy for a breach will adequately compensate us, that these agreements will achieve their intended aims, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S., are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed and the value of the trade secrets may be greatly reduced.

The patent protection we obtain and preserve for our product candidates may not be sufficient to provide us with any material competitive advantage.

            We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products or future products. When looking at our Validive patents’ ability to block competition, the protection offered by our patents may be, to some extent, more limited than the protection provided by patents claiming the composition of matter of entirely new chemical structures previously unknown. If a competitor were able to successfully design around any method of use and formulation patents we may have now or in the future, it is highly likely that our business and competitive advantage would be adversely affected.

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

            Depending upon the timing, duration and conditions of any FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from approval and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for the applicable product candidate will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our competitive position, business, financial condition, results of operations, and prospects would be materially harmed.

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

            As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal diligence and complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, as well as other jurisdictions around the world, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees, managers, directors, officers, or other significant personnel, it is highly likely that we will experience program delays and increases in compensation costs, and our business will be materially disrupted.

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

We incur costs as a result of operating as a stock trading public company, and our management is required to devote substantial time to investor relations, information and communication to the public, and related compliance initiatives and corporate governance practices.

            As a stock trading public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on stock trading public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

            The biopharmaceutical industry is subject to rapid technological change. We have many potential competitors, including major drug and chemical companies, specialized biopharmaceutical firms, universities and other research institutions. These companies, firms, and other institutions may develop products that are more effective than our product candidates or that would make our product candidates less competitive or obsolete. Many of these companies, firms, and other institutions have greater financial resources than us and may be better able to withstand and respond to adverse market conditions within the biopharmaceutical industry, including without limitation the lengthy product development and regulatory approval processes for product candidates.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

            The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe we have significant competitive advantages with our expertise in small molecules and biologics, and rare disease clinical development, along with a strong intellectual property portfolio, we currently face and will continue to face competition for our drug development programs from companies that target SOM, are developing doxorubicin analogs/replacement, are targeting severe COVID-19 and are targeting uPAR. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Accordingly, our competitors may have more resources and be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future.

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

            From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction will require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

● exposure to unknown technologies, product candidates, medical conditions and indications, product manufacturing challenges and uncertainties, and other unknown factors of potential high risk;

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

            International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”) may also apply to health-related and other personal information obtained outside of the U.S. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for non-compliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Further Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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

If we, our contract research organizations ("CROs") or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

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

            Although our directors and officers are accountable to us and must exercise good faith, good business judgement, and integrity in handling our affairs, our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and indemnification agreements executed by all of our non-employee directors and officers provides that our non-employee directors and officers will be indemnified to the fullest extent permitted under Delaware law. As a result, our stockholders may have fewer rights against our non-employee directors and officers than they would have absent such provisions in our Certificate of Incorporation and indemnification agreements, and a stockholder’s ability to seek and recover damages for a breach of fiduciary duties may be reduced or restricted. Delaware law allows indemnification of our non-employee directors and officer, if they (a) have acted in good faith, in a manner the non-employee director or officer reasonably believes to be in or not opposed to our best interests, and (b) with respect to any criminal action or proceeding, if the non-employee director or officer had no reasonable cause to believe the conduct was unlawful.

            Pursuant to the Certificate of Incorporation and indemnification agreement, each non-employee director and officer who is made a party to a legal proceeding because he or she is or was a non-employee director or officer, is indemnified by us from and against any and all liability, except that we may not indemnify a non-employee director or officer: (a) for any liability incurred in a proceeding in which such person is adjudged liable to Monopar or is subjected to injunctive relief in favor of Monopar; (b) for acts or omissions that involve intentional misconduct or a knowing violation of law, fraud or gross negligence; (c) for unlawful distributions; (d) for any transaction for which such non-employee director or officer received a personal benefit or as otherwise prohibited by or as may be disallowed under Delaware law; or (e) with respect to any dispute or proceeding between us and such non-employee director or officer unless such indemnification has been approved by a disinterested majority of the Board or by a majority in interest of disinterested stockholders. We are required to pay or reimburse attorney’s fees and expenses of a non-employee director or officer seeking indemnification as they are incurred, provided the non-employee director or officer executes an agreement to repay the amount to be paid or reimbursed if there is a final determination by a court of competent jurisdiction that such person is not entitled to indemnification.

Future legislation or executive or private sector actions may increase the difficulty and cost for us to commercialize our products and adversely affect the prices obtained for such products.

            In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Affordable Care Act (the “ACA”), was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

            Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the US Supreme Court; the Trump Administration signed various executive orders and other directives that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The US Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in 2021. The American Rescue Plan Act of 2021 which was recently enacted into law includes provisions which further the ACA, including expansion of marketplace subsidies and credits to reduce or eliminate premiums in the federal exchange for persons with certain income levels and providing subsidies for state exchanges. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

            In addition, government price reporting and payment regulations are complex and we will be required to continually assess the methods by which we plan to calculate and report any future pricing in accordance with these obligations. Our methodologies for calculations are inherently subjective and may be subject to review and challenge by various government agencies, which may disagree with our interpretation. If the government disagrees with our reported calculations, we may need to restate the previously reported data and could be subject to additional financial and legal liability.

            Further, the increasing cost of healthcare as a percentage of GDP and the massive and increasing deferred liabilities behind most governmental healthcare programs (such as Medicare and Medicaid and state and local healthcare programs especially for retirement benefits) continue to be an economic challenge which threatens the overall economic health of the U.S. High cost healthcare products and therapies that are early in their life cycle are attractive targets for parties that believe that the cost of healthcare must be better controlled and significantly reduced. Pharmaceutical prices and healthcare reform have been debated and acted upon by legislators for many years. Future legislation or executive or private sector actions related to healthcare reform could materially and adversely affect our business by reducing our ability to generate revenue at prices sufficient to reward for the risks and costs of pharmaceutical development, to raise capital, and to market our products.

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

            The projections that we provide herein or our management may provide from time to time (including, but not limited to, our success in raising strategic and substantial financial resources, the cost and timing of our clinical trials, clinical and regulatory timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by our management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this Annual Report on Form 10-K should not be regarded as an indication that our management considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such. See “Cautionary Statement Concerning Forward-Looking Statements.”

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

            Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical research organizations and clinical trial sites are located outside of the U.S. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the EU, the United Kingdom and other jurisdictions in addition to the U.S. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

● multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses which can vary jurisdictions to jurisdiction with different degrees of review and enforcement;

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

● difficulties in staffing and managing foreign operations by a small scale organization;

● complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

● limits, as a U.S.-based company, in our ability to penetrate international markets;

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

Risks Associated with our Common Stock

Existing and new investors will experience dilution as a result of future sales or issuances of our common stock and future option exercises under our 2016 Stock Incentive Plan and any amendments to the plan.

            Our non-employee directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 3,100,000 shares of our common stock may be issued as stock options or restricted stock units under the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, and stock options for the purchase of up to 1,436,640 shares of our common stock have already been granted (1,022,909 stock options are exercisable) and are outstanding along with 154,423 restricted stock units that have been granted to non-employee directors and employees as of March 5, 2021. The issuance of such equity upon vesting of restricted stock units and/or the exercise of such options will dilute both our existing and our new investors. As of March 5, 2021, 21,346 stock options have been exercised.

            Our existing and our new investors will also experience substantial dilution resulting from the issuance by us of equity securities in connection with certain transactions, including without limitation, future offering of shares in future fundraising efforts, intellectual property licensing, acquisition, or commercialization arrangements.

Holders of the shares of our common stock will have no control of our operations or of decisions on major transactions.

            Our business and affairs are managed by or under the direction of our Board. Our stockholders are entitled to vote only on actions that require a stockholder vote under federal or state law. Stockholder approval requires the consent and approval of holders of a majority or more of our outstanding stock. Shares of stock do not have cumulative voting rights and therefore, holders of a majority of the shares of our outstanding stock will be able to elect all Board members. TacticGem, LLC (“TacticGem”) owns 7,166,667 shares of common stock (57%). The limited liability company agreement requires TacticGem to pass through votes (including the vote for the election of directors) to its members in proportion to their membership percentages in TacticGem (57.367% owned by Tactic Pharma and 42.633% owned by Gem). As a result, Tactic Pharma, our initial investor, holds an approximately 34% beneficial interest in us and together with Gem’s beneficial ownership of approximately 24%, the two entities control a majority of our stock and will be able to elect all Board members and control our affairs. Some of our Board members and executive officers own and control Tactic Pharma. Although no single person has a controlling interest in Tactic Pharma, acting together, they are able to control Tactic Pharma and a large voting block of our common stock and together with Gem can elect a majority of our Board.

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

            The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that appear to be unrelated to the operating performance of particular companies. Our common stock has only been trading on the Nasdaq Capital Market since December 19, 2019 and has experienced significant volatility in market prices through March 5, 2021, ranging from a low of $4.28 to a high of $48.00. Our small public float and relatively low and inconsistent trading volumes exacerbate volatility.

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

●
unstable market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●
price and volume fluctuations in the overall stock market;

●
the failure of our product candidates, if approved, to achieve anticipated commercial success;

●
announcements of the clinical success, NDA approval or introduction of new products by us or our direct competitors;

●
announcements of developments concerning product development results or intellectual property rights of others;

●
litigation or public concern about the safety and/or efficacy of our potential or approved products;

●
actual fluctuations in our quarterly or annual operating results, and concerns by investors that such fluctuations may occur in the future and are indicative of internal problems;

●
deviations in our operating results from the estimates of securities analysts or other analyst comments;

●
additions or departures of key personnel;

●
healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●
announcements or publicity concerning current or future strategic collaborations;

●
discussion of our Company, our stock price or our potential future market value by the financial and scientific press and online investor communities; and

●
market responses to the fluctuating conditions of the COVID-19 pandemic.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

            The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. Our stock price has experienced such fluctuations since our initial public offering. These broad market fluctuations may cause the market price of our stock to advance or decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Substantial amounts of our outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

            The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our non-employee directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 12,566,929 outstanding shares of our common stock as of March 5, 2021. A majority of our outstanding shares of common stock are currently held by non-employee directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act).

            Our largest stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares are able to be sold freely in the public market upon issuance, subject to existing internal practices which prohibit sales under certain circumstances. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Holders

            As of March 5, 2021, there were 12,566,929 shares of our common stock outstanding held by 32 holders of record and approximately 800 beneficial stockholders.

Dividends

            We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Registration Rights

            We are subject to an agreement with TacticGem, LLC (“TacticGem”), our largest stockholder, which obligates us to file a Form S-3 or other appropriate form of registration statement covering the resale of any of our common stock by TacticGem, or its members Gem Pharmaceuticals, LLC, or Tactic Pharma, LLC, upon direction by TacticGem. We are required to use our best efforts to have such registration statement declared effective as soon as practical after it is filed. In the event that such registration statement for resale is not approved by the SEC, and TacticGem submits a written request, we are required to prepare and file a registration statement on Form S-1 registering such common stock for resale and to use our best efforts to have such registration statement declared effective as soon as practical thereafter. Additionally, if we propose to register our common stock for sale for cash, TacticGem and its members have the right to include some of their shares in such registration After registration, pursuant to these rights, these shares will become freely tradable without restriction under the Securities Act other than pursuant to restrictions on affiliates under Rule 144.

Recent Sales of Unregistered Securities.

            There were no securities issuances that were not registered under the Securities Act during the reporting period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. You should read the "Risk Factors" section of this Annual Report on Form 10-K, Item 1A, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

            We are a clinical stage biopharmaceutical company primarily focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. We are building a drug development pipeline through the licensing and acquisition of therapeutics in late preclinical and clinical development stages. We leverage our scientific and clinical experience to help reduce the risk of and accelerate the clinical development of our drug product candidates.

            In December 2019, we completed our initial public offering (including the exercise of the over-allotment by the underwriters) by selling 1,277,778 shares of our common stock at a public offering price of $8.00 per share. Net proceeds were approximately $9.4 million, after deducting underwriting discounts and accrued, unpaid offering expenses. Our common stock began trading on the Nasdaq Capital Market on December 19, 2019.

            In January 2020, we entered into a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC (“JonesTrading”), as sales agent, pursuant to which we offered and sold (at our discretion), from time to time, through or to JonesTrading shares of our common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, through December 31, 2020, we have sold 860,677 shares of our common stock at an average gross price of $9.79 per share for net proceeds of $8,175,290, after fees and commissions of $253,036. From January 1, 2021 through February 11, 2021, we sold an additional 1,104,047 shares of our common stock at an average gross price of $10.20 per share for net proceeds of $10,925,311, after fees and commissions of $338,153.

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

            In this collaboration, we have coupled MNPR-101 to therapeutic radioisotopes supplied by NorthStar. The resulting conjugates are designed to be a highly selective agents that have the potential to kill aberrantly activated cytokine-producing immune cells. By eradicating these cells with a uPAR-targeted RIT (“uPRIT”), the goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. Through March 5, 2021, we have incurred immaterial amounts of expenses related to the NorthStar collaboration, while partnering with several key companies and institutions to further the collaboration’s development efforts. These collaborators include: IsoTherapeutics Group, LLC, which generated the uPRIT candidates; Aragen Bioscience Inc., which screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plans to perform preclinical testing and, if successful, clinical testing.

            In August 2020, we announced a plan to develop a test to potentially triage COVID-19 patients into those likely versus unlikely to progress to severe respiratory failure. The test would use our proprietary monoclonal antibody, ATN-658, to detect soluble urokinase plasminogen activator receptor (“suPAR”) in COVID-19 patient plasma. A suPAR test for COVID-19 patients, if successful, could identify those at high risk for severe respiratory failure, facilitating earlier therapeutic interventions and/or allowing for the staging of patients to an optimal treatment based on their disease characteristics.

            In November 2020, we announced a series of recently issued patents for our Phase 2b/3 clinical-stage lead product candidate, Validive (clonidine HCl mucobuccal tablet). These patents, including U.S. Patent No. 10,675,271, provide claims covering “Clonidine and/or clonidine derivatives for use in the prevention and/or treatment of adverse side effects of chemotherapy”. These patents expand the potential use of Validive in cancer patients, beyond the earlier allowed claims for the prevention of oral mucositis in patients receiving CRT. Specifically, they provide protection for the potential ability of Validive to prevent or treat common chemotherapy-associated side effects such as asthenia and fatigue and would provide protection should we determine in the future to conduct additional Validive development activities related to adverse side effects of chemotherapy beyond oropharyngeal cancer.

            In December 2020, we announced the issuance of a U.S. patent (US 10,450,340) covering compositions of matter (2-pyrrilino camsirubicin) for a novel family of camsirubicin analogs. This patent, which expands the Company’s camsirubicin intellectual property portfolio, is expected to expire in 2038 not including any patent term extensions. The patent broadens our camsirubicin portfolio and creates a pipeline that has been designed to retain the potentially favorable non-cardiotoxic chemical backbone of camsirubicin and the potent broad-spectrum antitumor activity of doxorubicin. Further, preclinical evidence suggests that this new family of 2-pyrrilino camsirubicin analogs could be active in doxorubicin-resistant tumor cells which may enable use in cancer types beyond those possible with camsirubicin.

            In February 2021, we announced the first patient dosed in our Phase 2b/3 VOICE trial of Validive® for the prevention of CRT-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”).

            Given the COVID-19 pandemic and its effects on clinical trials, we have adjusted our clinical development plans accordingly to fit what is feasible in the current environment. We have simplified the design of the previously planned Phase 3 clinical trial for our lead product candidate, Validive, to a seamless design Phase 2b/3 clinical trial (our VOICE trial) that will allow us to minimize touch points with patients and sites. This seamless design will allow us to immediately advance to the Phase 3 portion of the trial if supported by the interim data at the end of the Phase 2b portion of the trial. To complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

            Along with our VOICE trial, we continue to prioritize supporting the camsirubicin Phase 2 clinical trial for which we signed a collaboration agreement in June 2019 with Grupo Español de Investigación en Sarcomas (“GEIS”), discussed in further detail below. We believe we have funds sufficient to obtain topline results from the run-in portion of the trial.

            In February 2021, we also announced the publication of a peer-reviewed study in the European Journal of Cancer which shows the potential utility of MNPR-101 conjugates as uPAR imaging agents to improve surgical outcomes in bladder cancer and for surveillance post-resection. This publication builds on previous studies using conjugates of MNPR-101 and its mouse analog, ATN-658, for the optical imaging of oral and colon cancer.

Our Product Pipeline

Our Product Candidates

Validive (clonidine mucobuccal tablet; clonidine MBT)

            Validive is a mucobuccal tablet (MBT) formulation of clonidine. The MBT formulation was developed to enhance the oral mucosal drug delivery and significantly increase the salivary concentrations of the active ingredient while minimizing systemic absorption. The Validive tablet is tasteless and self-administered once daily by affixing it to the outside of the patient’s upper gum where it dissolves slowly over the period of several hours, resulting in the extended release of clonidine into the oral cavity and oropharynx, the site of SOM following chemoradiation treatment (“CRT”) for OPC. Validive therapy is designed to begin on the first day of CRT and continue daily through the last day of CRT.

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

Delay in the time to onset of SOM. SOM can cause cancer treatment delay and/or discontinuation, which may impact overall survival outcomes. In the Phase 2 clinical trial, OPC patients had a time to onset of SOM of 37 days in the placebo cohort; 45-day time to onset of SOM in the Validive 50 µg cohort; and median was not reached in the Validive 100 µg group as fewer than half of the patients developed SOM. Prolonging time to onset of SOM may lead to fewer missed CRT treatments, resulting in improved overall survival outcomes.

Decrease in the duration of SOM. Longer duration of SOM leads to a higher risk of the need for parenteral nutrition and lower quality of life. SOM patients experience difficulty or inability to drink and/or eat, and difficulty in swallowing often results in malnourishment and feeding tube intervention. The Phase 2 clinical trial data demonstrated a 15.5-day reduction (by 37.8%) in the duration of SOM for patients treated with Validive 100 µg (41 day median duration with placebo, 34 days with the Validive 50 µg group, and 25.5 days for the Validive 100 µg group) in patients that developed SOM. Median duration across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. Reduced duration of SOM may result in lower risk of malnourishment and feeding tube intervention, and fewer treatment terminations/delays.

            In September 2017, we exercised an option to license Validive from Onxeo S.A., the company that had developed Validive through its Phase 2 clinical trial. In this completed Phase 2 clinical trial, Validive demonstrated clinically meaningful and dose-dependent efficacy signals within the 64-patient OPC population randomized to placebo. Additionally, patients in the Validive cohorts in the Phase 2 clinical trial demonstrated a safety profile similar to that of placebo. While not designed by us, Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 2b/3 (VOICE) clinical trial.

            SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor (alpha-2AR) on macrophages (white blood cells present in the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the oral cavity and oropharynx over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late-onset toxicities, including trismus (jaw, neck, and throat spasms), dysphagia, and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of CRT. We believe that a reduction in the incidence and duration of SOM by Validive will have the potential to reduce treatment discontinuation and/or treatment delays potentially leading to improved survival outcomes, and reducing or eliminating long-term morbidities resulting from CRT.

            The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, estimated to exceed 40,000 new cases annually of OPC in the U.S alone. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for decades due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for many years to come and will continue to support a clinical need for Validive for the prevention of CRT-induced SOM in patients with OPC since CRT is the standard of care treatment, and we do not anticipate this changing for years to come.

            A pre-Phase 3 meeting with the FDA was held, and based on the meeting discussion a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP). Based on comments and guidance provided by FDA and EMA, and our analysis of the current COVID-19 pandemic and its effects on clinical trials, we have modified our original adaptive design Phase 3 clinical trial to be a seamless Phase 2b/3 (VOICE) clinical trial to better fit the current clinical research environment. The primary endpoint, absolute incidence of SOM, remains the same, but the overall design of the trial has been simplified and the touch points with the healthcare system have been minimized. We have now initiated clinical trial sites and commenced dosing in the Phase 2b portion of our VOICE trial. We anticipate the interim (completion of Phase 2b portion of the VOICE trial) will be reached in the first quarter of 2022, and the Phase 3 enrollment will be completed in the fourth quarter of 2022. Initiating the Phase 3 portion of the VOICE trial will be subject to the interim (Phase 2b) results. We will need to raise additional funding or find a suitable pharmaceutical partner to complete the VOICE clinical program including, if required, completing a smaller second Phase 3 confirmatory clinical trial. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

            Camsirubicin is a proprietary doxorubicin analog that is selective for topoisomerase II-alpha. Doxorubicin is widely used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. Despite clinical studies demonstrating the anti-cancer benefit of higher cumulative doses of doxorubicin, the clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer.

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

            A Phase 2 clinical trial for camsirubicin has been completed in patients with advanced (e.g. unresectable or metastatic) soft tissue sarcoma (“ASTS”). Median progression free survival for ASTS patients is approximately 6 months and average life expectancy for these patients is 12-15 months. In this study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction of cumulative dose in patients with ASTS. Although doxorubicin has been the standard of care treatment for over 40 years for patients with ASTS, doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2. This means that even if a patient is responding, they are pulled off of doxorubicin treatment once this cumulative dose has been reached. Thus, there is a significant unmet opportunity to develop a replacement for doxorubicin that retains anti-cancer activity while reducing or eliminating the risk for irreversible heart damage.

            Based on encouraging clinical results to date, we plan to continue the development of camsirubicin as first-line treatment in patients with ASTS, where the current first-line treatment is doxorubicin. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy beyond that of doxorubicin by continuing to treat patients who are responding on treatment. In June 2019, we entered into a clinical collaboration with GEIS. GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma that has worked with many of the leading biotech and global pharmaceutical companies. Enrollment of the trial is currently anticipated to begin in the second quarter of 2021, and to include approximately 170 ASTS patients, an interim analysis, and take around two years to enroll. The trial will begin with a dose escalation (“run-in”) prior to the randomization portion of the trial. The primary endpoint of the trial will be progression-free survival, with secondary endpoints including overall survival, response rate and incidence of treatment-emergent adverse events. Camsirubicin has been granted orphan drug designation for the treatment of soft tissue sarcoma in the U.S. and EU.

MNPR-101 (formerly huATN-658)

            MNPR-101 is a novel, preclinical stage drug candidate. It is a first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”), a well-credentialed cancer therapeutic target. uPAR is a protein receptor that resides on the cell surface and is overexpressed in many deadly cancers, but has little to no expression in healthy tissue; several Phase 1 imaging studies in human advanced cancer patients show that uPAR is detected selectively in the tumor.

            In normal cells, uPAR is transiently expressed as part of a highly regulated process required for the breakdown of the extracellular matrix during normal tissue remodeling. In cancer, however, uPAR is constitutively overexpressed by the tumor cell, and the uPAR extracellular matrix degrading function is hijacked by the tumor to support tissue invasion, metastasis, and angiogenesis. uPAR expression is important to tumor cell survival, and uPAR expression increases in high grade and metastatic disease.

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

uPRIT as a Potential Therapeutic for Severe COVID-19

            MNPR-101 is also being developed for the treatment of severe COVID-19 and other respiratory diseases. We have entered into a collaboration development agreement with NorthStar to develop potential uPRITs to treat severe COVID-19. This collaboration combines NorthStar’s expertise in the innovative production, supply, and distribution of important medical radioisotopes with our expertise in therapeutic drug development. NorthStar and we have coupled MNPR-101 with a therapeutic radioisotope. uPAR seems to be selectively expressed on aberrantly activated immune cells. In response to coronavirus infection, these rogue immune cells produce pro-inflammatory cytokines that can cause runaway inflammation throughout the body, commonly referred to as a “cytokine storm.” It is this systemic hyper-inflammatory state that is thought to be largely responsible for the severe lung injury and further multiple organ damage that contributes to poor outcomes and death in patients with severe COVID-19.

            In collaboration with NorthStar, we have filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the U.S. Patent and Trademark Office (“USPTO”). This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even when oxygen support and mechanical ventilation are utilized. uPRITs have been designed with the goal of selectively eradicating the aberrantly activated immune cells responsible for causing cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, our Chief Scientific Officer. We have also entered into collaborations with: IsoTherapeutics Group, LLC, which generated the uPRIT candidates; Aragen Bioscience Inc., which screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plans to perform preclinical testing and, if successful, clinical testing.

ATN-658 as a Potential Diagnostic for Severe COVID-19

            A prototype enzyme-linked immunosorbent assay (“ELISA”) for measuring blood suPAR levels using the non-humanized version of MNPR-101 (ATN-658) has been developed, and we are in discussions with several parties to further develop and commercialize a suPAR-based test in COVID-19 patients.

            The use of suPAR for triaging COVID-19 patients is supported by a growing body of recent studies. Rovina et al. 2020 showed that patients with elevated levels of suPAR at the time of hospital admission are 17 times more likely to develop severe respiratory failure (p=.0000000012); Arnold et al. 2020 showed suPAR to have the best performance in predicting outcome (such as intensive care unit admission and death) of all the biomarkers examined; and Eugen-Olsen et al. 2020 showed that low levels of suPAR are predictive of mild outcome in COVID-19 patients.

MNPR-101 as a Potential Imaging Agent

            Using MNPR-101, a multimodal imaging probe was developed and tested in vivo in human bladder cancer models. A publication in the European Journal of Cancer (Baart et al. 2021) reported that high expression of uPAR in bladder cancer is localized at the tumor periphery, suggesting that using a fluorescent-conjugated MNPR-101 probe might allow surgeons to better visualize the borders of the tumor, potentially resulting in more complete tumor resection and thereby minimizing relapse. Similar approaches have been utilized successfully in the resection of other tumor types, such as breast cancer.

            Bladder cancer is often treated with transurethral resection to remove cancerous tissue; however, recurrence can occur in up to 78% of patients within 5 years. Up to 40% of recurrent cases develop muscle invasive disease, which has a poor prognosis and requires complete removal of the bladder. Many patients with muscle-invasive bladder cancer go on to develop and succumb to metastatic disease.

Our Strategy

            Our management team has extensive experience in developing therapeutics through regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, and completed the sale of a biopharmaceutical company for over $800 million in cash. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. The six key elements of our strategy to achieve this goal are to:

●
Leverage data generated from the Phase 2 Validive clinical trial to position us effectively for a successful VOICE clinical program for Validive for SOM in OPC. In the Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to onset was delayed, and the duration of disease in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, position us well for an effective VOICE clinical trial program.

●
Obtain FDA approval of Validive and maximize the commercial potential of Validive in the U.S. and the EU, seeking partnerships outside these markets. If the VOICE clinical program of Validive is successful and FDA approval is obtained, we currently intend to commercialize Validive in the U.S. and the EU ourselves, which may include establishing our own specialty sales force and seeking partnerships outside of these territories for regulatory approval and drug sales and distribution.

●
Advance the clinical development of camsirubicin, by pursuing clinical indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which will allow camsirubicin to go head-to-head against doxorubicin, the current first-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single-arm Phase 2 study. Clinical benefit was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction as to cumulative dose (doxorubicin is limited to 450 mg/m2 cumulative dose due to heart toxicity).

●
Continue the development of MNPR-101 and related molecules as a therapeutic, a diagnostic and imaging agents. We plan to continue the development of MNPR-101 for diagnostic and therapeutic use in severe COVID-19 and in cancer.

●
Expand our drug development pipeline through advancing current assets, in-license and acquisition of oncology product candidates. The 2-pyrrilino camsirubicin analogs represent proprietary compositions of matter that retain the non-cardiotoxic backbone of camsirubicin but may have features in terms of antitumor activity and mechanism that distinguish this family of compounds from camsirubicin. We plan to continue the expansion of our drug development pipeline through acquiring or in-licensing additional oncology product candidates, particularly those that leverage existing scientific and clinical data that helps reduce the risks of the next steps in clinical development.

●
Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Raptor Pharmaceuticals ($800 million sale to Horizon Pharma), and Tactic Pharma, LLC (“Tactic Pharma”) (sale of lead asset, choline tetrathiomolybdate, which was ultimately acquired by Alexion in June 2018 for $764 million; Alexion is currently in the process of being acquired by AstraZeneca).

Risks Associated with our Business

            Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors”. These risks include, among others, the following:

●
We are a clinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

●
Funds raised to-date are not sufficient to complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, to support further development of camsirubicin beyond Phase 2, or to support continued development of MNPR-101 and related compounds. If we are unable to raise enough funds in the next 12 months from the sale of our common stock or other financing efforts, we may have to consider strategic options such as out-licensing Validive or other product candidates, entering into a clinical partnership, or terminating one or more programs. There can be no assurance that we can find a suitable partner on satisfactory terms.

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

●
If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals will be delayed or prevented, which will materially delay our program schedules and adversely affect our financial condition.

●
We rely on third parties to conduct our manufacturing, non-clinical studies, and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or performance goals, the initiation or conduct of our clinical trials may be delayed and we may be unable to obtain regulatory approval for, or commercialize our, current product candidates or any future products, and our financial condition will be adversely affected.

●
We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively. Competition and technological change may make our product candidates obsolete or non-competitive.

●
The termination of third-party licenses will adversely affect our rights to important compounds or technologies.

●
If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our development efforts to develop competing drugs.

●
If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel, we may experience program delays and increased compensation costs, and our business will be materially disrupted.

●
The COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability raise additional funds.

Implications of Being an Emerging Growth Company

            We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). An emerging growth company may take advantage of specified reduced reporting burdens that are otherwise applicable generally to public companies. These provisions include, but are not limited to:

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

            We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K, and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be reduced and /or less detailed than what you might find from other public reporting companies.

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

Stock-Based Compensation

            We account for stock-based compensation arrangements with employees, non-employee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based awards, including stock option grants and restricted stock units (“RSUs”). The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model or the closing stock price on the date of grant in the case of RSUs.

            Stock-based compensation costs for stock awards granted to our employees and non-employee directors are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the years ended December 31, 2020 and 2019 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Prior to January 1, 2019, the measurement of consultant stock-based compensation was subject to periodic adjustments as the underlying equity instruments vest. Since January 1, 2019, consultant stock-based compensation is valued on the grant date and is recognized as an expense straight-line over the period during which services are rendered.

Results of Operations

Comparison of the Years Ended December 31, 2020 and December 31, 2019

            The following table summarizes the results of our operations for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2020	2019	Variance
Research and development expenses	$4,065	$1,969	$ 2,096
General and administrative expenses	2,444	2,355	89
Total operating expenses	6,509	4,324	2,185
Operating loss	(6,509)	(4,324)	(2,185)
Other income from PPP loan forgiveness	122		122
Interest income	82	99	(17)
Net loss	$(6,305)	$(4,225)	$ (2,080)

Research and Development Expenses

            Research and Development (“R&D”) expenses for the year ended December 31, 2020 were approximately $4,065,000, compared to approximately $1,969,000 for the year ended December 31, 2019. This represents an increase of approximately $2,096,000 primarily attributed to increases in expenses of $1,144,000 for the planning of the GEIS camsirubicin Phase 2 clinical trial including manufacturing, $48,000 for increases in Validive clinical trial planning and manufacturing costs, $924,000 for annual R&D personnel salary increases, annual (non-cash) equity grants and salaries and benefits of three new R&D personnel and a higher allocation of the CEO's salary and benefits to R&D expenses due to the start-up of clinical trial activities, partially offset by $20,000 for net decreases other R&D expenses.

General and Administrative Expenses

            General and administrative (“G&A”) expenses for the year ended December 31, 2020 were approximately $2,444,000, compared to approximately $2,355,000 for the year ended December 31, 2019. This represents an increase of approximately $89,000 primarily attributed to $430,000 for net increases in stock-based compensation for annual (non-cash) equity grants and increases in annual G&A personnel salary and benefits, $202,000 for increases in fees related to public company compliance, including Nasdaq, legal and audit fees, $32,000 for increases in Delaware franchise tax and Australian income tax, and $16,000 for net increases in general costs of operations, partially offset by $475,000 in CEO's salary and benefits allocated from G&A expenses to R&D expenses, and $116,000 for decreases in stock-based compensation for non-employee directors (non-cash).

Other Income from PPP Loan Forgiveness

            Other income from PPP loan forgiveness of approximately $122,000 represents the PPP loan granted by the Small Business Administration (“SBA”) in May 2020, which repayment was forgiven by the SBA in December 2020.

Interest Income

            Interest income for the year ended December 31, 2020 decreased by approximately $17,000 versus the year ended December 31, 2019 due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from our initial public offering in December 2019 and funds raised in our Capital on DemandTM Sales Agreement with JonesTrading during 2020.

Liquidity and Capital Resources

Sources of Liquidity

            We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $32.2 million as of December 31, 2020. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development and general and administrative expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital in 2021 to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock and net proceeds from sales under our Capital on DemandTM Sales Agreement, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Resources, filed with the SEC on March 27, 2020. We anticipate that the currently available funds as of March 5, 2021, will fund our planned operations at least through March 31, 2022.

            We invest our cash equivalents in a money market account.

Cash Flows

            The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
(in thousands)	2020	2019	Variance
Net cash used in operating activities	$(4,662)	$(3,018)	$ (1,644)
Net cash provided by financing activities	8,182	9,347	(1,165)
Effect of exchange rates on cash and cash equivalents	3	(8)	11
Net increase in cash and cash equivalents	$3,523	$6,321	$ (2,798)

            During the years ended December 31, 2020 and 2019, we had net cash inflows of approximately $3,523,000 and $6,321,000, respectively, a decrease of approximately $2,798,000, due primarily to higher net cash used in operating activities in 2020 and less cash raised in 2020 compared to 2019.

Cash Flow Used in Operating Activities

            The increase to cash flow used in operating activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 of approximately $1,644,000 was primarily a result of increased R&D and G&A cash operating expenses.

Cash Flow Used in Investing Activities

            There was no cash flow provided by or used in investing activities for the years ended December 31, 2020 and 2019.

Cash Flow Provided by Financing Activities

            The decrease in cash flow provided by financing activities during the year ended December 31, 2020 compared to the year ended December 31, 2019 of approximately ($1,165,000) was due to net proceeds from the initial public offering of our common stock and the exercise of stock options offset by deferred offering costs during the year ended December 31, 2019 being higher than the net sales of our common stock under our Capital on DemandTM Sales Agreement with JonesTrading and the receipt of the forgiven PPP loan during the year ended December 31, 2020.

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

● continue the preclinical activities and potentially enter clinical development of MNPR-101 (and related compounds) for severe COVID-19 and/or other indications;

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

            We anticipate that the funds available as of March 5, 2021, will fund our operations at least through March 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs. Our future capital requirements will depend on many factors, including:

● the progress of regulatory interactions and clinical development of Validive;

● the progress of clinical development and regulatory outcomes of camsirubicin;

● the progress of preclinical and clinical development of MNPR-101 (and related compounds) including through our collaboration with NorthStar;

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

● the effect and timing of entry of competing products or new therapies that may limit market penetration or prevent the introduction of our drug product candidates or reduce the commercial potential of our product portfolio;

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

            See Item 1A – “Risk Factors”. Expenditures are expected to increase in 2021 onward for:

●
clinical research services and clinical site fees for our VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial;

●
process development, manufacturing costs and clinical database management of camsirubicin in connection with the GEIS Phase 2 clinical trial;

●
supporting the NorthStar collaboration;

●
GEIS collaboration milestone fees; and

●
employee compensation and consulting fees to support our VOICE clinical program.

            We have activated clinical trial sites and commenced dosing in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in 2021 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. The anticipated operating cost increases in 2021 and onward are expected to be primarily driven by the funding of our VOICE clinical program, support of the GEIS Phase 2 clinical trial of camsirubicin and development of MNPR-101 and related compounds. Beyond our need to raise additional funding in the coming 12 months to complete the VOICE clinical program, we will also need significant additional funding thereafter in order to commercialize Validive if approved for marketing, support further development of camsirubicin in and beyond the Phase 2 clinical trial, to support our collaboration with NorthStar, if successful, support further development of MNPR-101 and related compounds, and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization.

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

            In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology). The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 5, 2021, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

            In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS is the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin in patients with ASTS. Enrollment of the trial is anticipated to begin in the second quarter of 2021 and will include approximately 170 ASTS patients. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the year ended December 31, 2020, we incurred $1.4 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the year ended December 31, 2019, we incurred $0.2 million in expenses related to the GEIS collaboration. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

            Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of March 5, 2021, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

Item 8. Financial Statements and Supplementary Data

            The information required to be filed in this item appears on pages F-1 to F-19 of this Annual Report on Form 10-K.

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

(a) Management’s Annual Report on Internal Control over Financial Reporting

            Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This process includes those policies and procedures (i) that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) that receipts and expenditures are being made only in accordance with authorizations of our management and non-employee directors, (iii) that provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements, and (iv) that provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the internal control over financial reporting to future periods are subject to risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

            Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

(b) Disclosure Controls and Procedures

            We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control over Financial Reporting

            We have concluded that the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

            There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

            The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020.

Item 11. Executive Compensation

            The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

            The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020.

            The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

            The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services

            The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1. Financial Statements

2. Financial Statements Schedules

             Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Amended and Restated Bylaws	Form 10-K filed on March 26, 2018
4.1	Description of Registered Securities
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2*	Option and License Agreement with Onxeo S.A.	Form 10-K filed on March 26, 2018
10.3*	Contribution Agreement (351) – Containing Registration Rights with TacticGem	Form 10-K filed on March 26, 2018
10.4	2016 Stock Incentive Plan, as amended	Form 10-K filed on March 26, 2018
10.5	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.6	Employment Agreement of Andrew P. Mazar – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.7	Employment Agreement of Kim R. Tsuchimoto – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.8	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2018	Form 10-K filed on March 26, 2018
10.9	Amendment One to Employment Agreement of Kim R. Tsuchimoto – effective March 1, 2018	Form 10-K filed on March 26, 2018
10.10	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2019	Form 10-K filed on March 27, 2020
10.11	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2020
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2020
23.1	Consent of Independent Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chandler D. Robinson, Chief Executive Officer
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer
101.INS	XBRL Taxonomy Extension Schema
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

            Confidential Information has been omitted and filed separately with the SEC on exhibits marked with (*). Confidential treatment has been approved with respect to the omitted information, pursuant to an Order dated January 8, 2018.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC

Dated: March 25, 2021	By:	/s/ Kim R. Tsuchimoto
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

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date
/s/ Chandler D. Robinson		March 25, 2021
Chandler Robinson	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Kim R. Tsuchimoto		March 25, 2021
Kim Tsuchimoto	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ Andrew P. Mazar		March 25, 2021
Andrew Mazar	Chief Scientific Officer and Director
/s/ Christopher M. Starr		March 25, 2021
Christopher Starr	Executive Chairman of the Board and Director
/s/ Raymond W. Anderson		March 25, 2021
Raymond W. Anderson	Director
/s/ Michael J. Brown		March 25, 2021
Michael Brown	Director
/s/ Arthur J. Klausner		March 25, 2021
Arthur Klausner	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monopar Therapeutics Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Monopar Therapeutics Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Walnut Creek, California
March 24, 2021

Monopar Therapeutics Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$16,737,109	$13,213,929
Other current assets	62,690	15,711
Total current assets	16,799,799	13,229,640

Other non-current assets	68,858	122,381
Total assets	$16,868,657	$13,352,021
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,176,666	$724,165
Total current liabilities and total liabilities	1,176,666	724,165
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 11,453,465 and 10,587,632 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	11,453	10,587
Additional paid-in capital	47,873,570	38,508,825
Accumulated other comprehensive loss	(7,873)	(10,970)
Accumulated deficit	(32,185,159)	(25,880,586)
Total stockholders' equity	15,691,991	12,627,856
Total liabilities and stockholders' equity	$16,868,657	$13,352,021

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2020	2019
Operating expenses:
Research and development	$4,065,199	$1,968,518
General and administrative	2,443,676	2,355,243
Total operating expenses	6,508,875	4,323,761
Loss from operations	(6,508,875)	(4,323,761)
Other income:
Other income from PPP loan forgiveness	122,400	—
Interest income	81,902	98,887
Net loss	(6,304,573)	(4,224,874)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	3,097	(8,574)
Comprehensive loss	$(6,301,476)	$(4,233,448)
Net loss per share:
Basic and diluted	$(0.58)	$(0.45)
Weighted average shares outstanding:
Basic and diluted	10,958,256	9,321,195

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2019	9,291,421	$9,291	$28,567,221	$(2,396)	$(21,655,712)	$6,918,404
Issuance of common stock for cash, net of $1,400,492 offering costs	1,277,778	1,278	8,820,454	—	—	8,821,732
Issuance of common stock upon exercise of stock options	18,433	18	109,980	—	—	109,998
Stock-based compensation (non-cash)	—	—	1,011,170	—	—	1,011,170
Net loss	—	—	—	—	(4,224,874)	(4,224,874)
Accumulated other comprehensive loss	—	—	—	(8,574)	—	(8,574)
Balance at December 31, 2019	10,587,632	10,587	38,508,825	(10,970)	(25,880,586)	12,627,856
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $253,035	860,677	862	8,174,429	—	—	8,175,291
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	5,156	4	(4)	—	—	—
Stock-based compensation (non-cash)	—	—	1,320,890	—	—	1,320,890
Offering costs	—	—	(130,570)	—	—	(130,570)
Net loss	—	—	—	—	(6,304,573)	(6,304,573)
Accumulated other comprehensive income	—	—	—	3,097	—	3,097
Balance at December 31, 2020	11,453,465	$11,453	$47,873,570	$(7,873)	$(32,185,159)	$15,691,991

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,304,573)	$(4,224,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	1,320,890	1,011,170
Other income from PPP loan forgiveness	(122,400)	—
Changes in operating assets and liabilities, net
Other current assets	(3,789)	9,140
Other non-current assets	—	(56,650)
Accounts payable, accrued expenses and other current liabilities	447,598	243,534
Net cash used in operating activities	(4,662,274)	(3,017,680)
Cash flows from financing activities:
Proceeds from the initial public offering of common stock	—	10,222,224
Offering costs for the initial public offering, net of deferred offering costs paid in previous periods and accrued at year-end	—	(974,476)
Proceeds from the exercise of stock options	—	109,998
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $253,035	8,175,291	—
Offering costs – Capital on DemandTM	(115,571)	(10,335)
PPP forgivable bank loan	122,400
Net cash provided by financing activities	8,182,120	9,347,411
Effect of exchange rates	3,334	(8,574)
Net increase in cash and cash equivalents	3,523,180	6,321,157
Cash and cash equivalents at beginning of period	13,213,929	6,892,772
Cash and cash equivalents at end of period	$16,737,109	$13,213,929

Supplemental disclosure of cash flow information:
Accrued but unpaid issuance costs for the initial public offering	$—	$81,080
Income taxes paid, net of (refunds)	$(11,099)	$53

The accompanying notes are an integral part of these consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has three compounds in development: 1) Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 2b/3 clinical stage, first-in-class mucoadhesive buccal tablet for the prevention of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; 2) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 2 clinical stage topoisomerase II-alpha selective novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and 3) a preclinical stage uPAR targeted antibody, MNPR-101, for advanced cancers and severe COVID-19.

Liquidity

The Company has incurred an accumulated deficit of approximately $32.2 million as of December 31, 2020. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market under a Capital on DemandTM Sales Agreement, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management believes that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations at least through March 2022. The Company’s ability to fund its future operations, including the clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur at a time needed to maintain operations, if at all.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and spread to essentially all of the remaining world. By March 2020 COVID-19 was designated a global pandemic, resulting in government-mandated travel restrictions and temporary shutdowns or limitations of non-essential businesses in many states in the United States. The Company is able to remain open but has allowed its employees to work from home, if required by local authorities. In response to the current COVID-19 pandemic and its effects on clinical trials, Monopar has modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial (“VOICE”) to better fit the types of trials which can enroll patients in the current environment. This modification allowed the Company to activate the VOICE clinical trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue in the next 12 months. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration at this time, or its potential impact on the Company’s current clinical trials including the pandemic’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

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

The accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2020 and 2019, the Company’s consolidated results of operations and comprehensive loss and the Company’s consolidated cash flows for the years ended December 31, 2020 and 2019 .

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Comprehensive Loss

Comprehensive loss represents net loss plus any gains or losses not reported in the consolidated statements of operations and comprehensive loss, such as foreign currency translations gains and losses that are typically reflected on the Company’s consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In February 2021, the Company analyzed its cash requirements through March 2022 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2020 and 2019 consisted of one money market account.

Deferred Offering Costs

Deferred offering costs represent legal, auditing, travel and filing fees related to fundraising efforts that have not yet been concluded.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses include payments to development collaborators in excess of actual expenses incurred by the collaborator, measured at the end of each reporting period. Prepayments also include insurance premiums and software costs of $10,000 or more that are expensed monthly over the life of the contract. Prepaid expenses are reflected on the Company’s consolidated balance sheets as other current assets.

Bank Loans

In May 2020, the Company applied for and received a $122,400 bank loan pursuant to the Paycheck Protection Program (“PPP”) established pursuant to the Coronavirus Aid, Relief, and Economic Security Act, as administered by the U.S. Small Business Administration (“SBA”).

The repayment of the PPP loan is forgivable by the SBA, if certain conditions are met, namely the PPP loan must be used primarily for payroll during the 24-week period following receipt of the loan, without significant staffing reductions during that period. The Company applied for and received the PPP loan forgiveness on December 11, 2020, at which time the PPP loan amount was recorded as other income on the Company’s consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of December 31, 2020, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable, accrued expenses, other current liabilities and bank loans, the carrying amounts are reasonable estimates of fair value due to their relatively short maturities.

The Company adopted ASC 820, Fair Value Measurements and Disclosures, as amended, which addresses the measurement of the fair value of financial assets and financial liabilities. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2020 and 2019. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at December 31, 2020 and 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2020	Level 1	Total
Assets
Cash equivalents(1)	$16,605,682	$16,605,682
Total	$16,605,682	$16,605,682

December 31, 2019	Level 1	Total
Assets
Cash equivalents(1)	$13,083,536	$13,083,536
Total	$13,083,536	$13,083,536

(1) Cash equivalents represent the fair value of the Company’s investment in a money market account.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Net Loss per Share

Net loss per share for the years ended December 31, 2020 and 2019 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the years ended December 31, 2020 and 2019 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (10,958,256 shares for the year ended December 31, 2020; 9,321,195 shares for the year ended December 31, 2019) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of December 31, 2020 and 2019, potentially dilutive securities included stock-based awards to purchase up to 1,298,643 and 1,087,463 shares of the Company’s common stock, respectively. For the years ended December 31, 2020 and 2019, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities during the reporting period.

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. The Company determines the estimates through discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial. In December 2020, the Company activated clinical trial sites for its VOICE clinical trial but no patients had been dosed; prior to that, no clinical trial site costs had been incurred.

Collaborative Agreements

The Company and its collaborative partners are active participants in collaborative agreements and all parties would be exposed to significant risks and rewards depending on the technical and commercial success of the activities. Contractual payments to the other parties in collaboration agreements and costs incurred by the Company when the Company is deemed to be the principal participant for a given transaction are recognized on a gross basis in R&D expenses. Royalties and license payments are recorded as earned.

During the years ended December 31, 2020 and 2019, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the years ended December 31, 2020 and 2019, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The Company regularly assesses the likelihood that its deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that the Company believes any amounts are not “more likely than not” to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently determines deferred income tax assets that were previously determined to be unrealizable are now realizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

Internal Revenue Code Sections 382 and 383 (“Sections 382 and 383”) limit the use of net operating loss (“NOL”) carryforwards and R&D credits, after an ownership change. To date, the Company has not conducted a Section 382 or 383 study, however, because the Company will continue to raise significant amounts of equity in the coming years, the Company expects that Sections 382 and 383 will limit the Company’s usage of NOLs and R&D credits in the future.

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of December 31, 2020 and 2019. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets for amounts anticipated to be received within 12 months and other non-current assets for amounts anticipated to be received beyond 12 months on the Company’s consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the years ended December 31, 2020 and 2019, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2020. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2020. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2020 prior to the extended filing deadlines in all jurisdictions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility, forfeiture rates and expected terms. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. The Company selected these companies based on reasonably comparable characteristics, including market capitalization, stage of corporate development and with historical share price information sufficient to meet the expected term (life) of the stock-based awards. The expected term for options granted to date is estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards. Prior to January 1, 2019, the measurement of consultant stock-based compensation was subject to periodic adjustments as the underlying equity instruments vested and was recognized as an expense over the period in which services were rendered.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Updates (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU modifies, and in certain cases eliminates, the disclosure requirements on fair value measurements in Topic 820. The amendments in ASU No. 2018-13 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU and has determined that it had no material effect on its consolidated financial statements and footnote disclosures for the year ended December 31, 2020.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading, as sales agent, pursuant to which Monopar may offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, as of December 31, 2020, the Company sold 860,677 shares of its common stock at an average gross price per share of $9.79 for net proceeds of $8,175,291, after commissions and fees of $253,035.

As of December 31, 2020, the Company had 11,453,465 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

During the year ended December 31, 2020, the Company’s Plan Administrator Committee (with regards to non-officer employees) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors) granted to executive officers, non-officer employees and non-employee directors aggregate stock options for the purchase of 174,357 shares of the Company’s common stock with exercise prices ranging from $4.93 to $17.75 which vest from one year to four years. All stock option grants have a 10 year term. In addition, an aggregate 45,722 restricted stock units were granted to executive officers, non-officer employees and non-employee directors which vest over one to four years.

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

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at January 1, 2019	1,105,896	$2.99
Exercised	(18,433)	5.97
Balances at December 31, 2019	1,087,463	2.94
Granted(1)	174,357	14.13
Forfeited(2)	(3,243)	8.47
Balances at December 31, 2020	1,258,577	4.47

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

A summary of options outstanding as of December 31, 2020 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	557,420	5.72 years	543,940	5.70 years
$5.01-$10.00	538,956	7.50 years	373,373	7.41 years
$10.01-$15.00	147,076	9.07 years	64,403	9.04 years
$15.01-$20.00	15,125	9.05 years	8,188	9.07 years
	1,258,577		989,904

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at January 1, 2020	—	$—
Granted	45,722	12.93
Vested	(5,156)	12.93
Forfeited	(500)	12.93
Unvested Balance at December 31, 2020	40,066	12.93

During the years ended December 31, 2020 and 2019, the Company recognized $845,367 and $653,997 of employee and non-employee director stock-based compensation expense as general and administrative expenses, respectively, and $405,271 and $274,345 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which were recorded as research and development expense for the years ended December 31, 2020 and 2019 was $70,251 and $82,829, respectively.

The fair value of options granted from inception to December 31, 2020 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method. There were 174,357 stock option granted during the year ended December 31, 2020. There were no stock option grants during the year ended December 31, 2019. For the year ended December 31, 2020, the weighted-average grant date fair value was $9.03 per share. For the years ended December 31, 2020 and 2019 the fair value of shares vested was $1.2 million and $0.8 million, respectively. At December 31, 2020, the aggregate intrinsic value of outstanding stock options was approximately $3.5 million of which approximately $3.4 million was vested and approximately $0.1 million is expected to vest (representing options to purchase 268,673 shares of the Company’s common stock), and the weighted-average exercise price in aggregate was $4.47 which includes $3.34 for fully vested stock options and $8.62 for stock options expected to vest. At December 31, 2020, unamortized unvested balance of stock-based compensation was $1.8 million, to be amortized over 2.6 years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 5 - Related Party Transactions

In December 2019, Tactic Pharma, LLC (“Tactic Pharma”), purchased 125,000 shares of Monopar’s common stock in Monopar’s initial public offering at $8 per share for an aggregate $1 million, at which time its beneficial ownership in Monopar was 41.6%. As of December 31, 2020, Tactic Pharma beneficially owned 38.4% of Monopar’s common stock and during the year ended December 31, 2020, there were no transactions between Tactic Pharma and Monopar.

During the years ended December 31, 2020 and 2019, the Company was governed by six members of its Board of Directors (“Related Parties”). The Related Parties are also current common stockholders (owning approximately an aggregate 3% of the common stock outstanding as of December 31, 2020). None of the Related Parties received compensation other than market-rate salary, market-rate stock-based compensation and benefits and performance-based bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. Three of the Board members are also Managing Members of Tactic Pharma as of December 31, 2020. Chandler D. Robinson is the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Andrew P. Mazar is the Company’s Co-Founder, Executive Vice President of Research and Development, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019 with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation. Christopher M. Starr is the Company’s Co-Founder, Executive Chairman of the Board of Monopar as a C Corporation, common stockholder, former Manager of the predecessor LLC.

During the quarter ended March 31, 2019, the Company paid or accrued approximately $33,725 in legal fees to a large national law firm, in which a family member of the Company’s Chief Executive Officer was a law partner through January 31, 2019. The family member personally billed a de minimis amount of time on the Company’s legal engagement with the law firm in this period.

Note 6 – Income Taxes

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. The valuation allowance increased by approximately $2,652,000 and $877,000 during the years ended December 31, 2020 and 2019, respectively.

The provision for income taxes for December 31, 2020 and 2019 consists of the following:

	As of December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	—
Foreign	18,361	—
Total current:	18,361	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred:	—	—
Total provision*	$18,361	$—

*Total provision of foreign taxes is recorded in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss as it is not considered a material amount.

The difference between the effective tax rate and the U.S. federal tax rate is as follows:

%
Federal income tax	21.00
State income taxes, less federal benefit	21.18
Tax credits	2.73
Permanent differences	(1.56)
Change in valuation allowances	(42.20)
Other	(1.45)
Effective tax rate benefit (expense)	(0.30)

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,951,673	$741,547
Tax credits carryforwards	228,922	80,162
Stock-based compensation	611,903	308,171
Intangible asset basis differences	2,427,668	1,438,051
Gross deferred tax assets	5,220,166	2,567,931
Valuation allowance	(5,220,166)	(2,567,931)
Net deferred tax assets	$—	$—

As of December 31, 2020, Company had total federal net operating loss carryforwards of approximately $6,835,000, which will begin to expire in 2035. Losses generated after 2017 will be carried forward indefinitely. At December 31, 2020, the Company had state net operating loss carryforwards of approximately $6,879,000 which will begin to expire in 2027.

As of December 31, 2020, the Company had federal and state R&D credits of $138,000 and $116,000, respectively.  The federal credits expire beginning after the year 2035 and the state credits expire beginning after the year 2020. Federal R&D credits from 2016 to 2019 were used to offset future payroll taxes.

The Tax Reform Act of 1986 limits the use of net operating carryforwards and R&D credits in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards and R&D credits could be limited. The Company has not performed a net operating loss or R&D credit utilization study to date.

On January 1, 2015, the Company adopted the provisions of ASC 740-10, "Accounting for Uncertainty in Income Taxes." ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. The cumulative effect of adopting ASC 740-10 resulted in no adjustment to retained earnings as of December 31, 2020. It is Company's policy to include penalties and interest expense related to income taxes as an income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2020	2019
Beginning uncertain tax benefits	$—	$—
Current year - increases	44,786
Prior year - increases	18,476
Ending uncertain tax benefits	$63,262	$—

Included in the balance of uncertain tax benefits at December 31, 2020 are $63,282 of tax benefits that, if recognized, would not impact the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date. As of December 31, 2020, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company files U.S. federal, California and Illinois state tax returns. Company is subject to California state minimum franchise taxes. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or R&D credits. In addition, due to the operations in certain foreign countries, the Company became subject to local tax laws of such countries. Nonetheless, as of December 31, 2020, due to the insignificant expenditures in such countries, there was no material tax effect to the Company’s 2020 consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the year ended December 31, 2020.

The Consolidated Appropriation Act (“CAA”) of 2021 was signed into law by the President on December 27, 2020, containing the most recent COVID-19 relief provisions as well as many tax provisions including renewals of several popular tax extenders. The Company evaluated the impact of the CAA and determined that there is no material impact to the income tax provision for the year ended December 31, 2020.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

Note 7 – Commitments and Contingencies

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

The Company is internally developing Validive and has activated clinical sites for its VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of December 31, 2020, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). GEIS is the study sponsor and will lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current first-line treatment for ASTS, doxorubicin. Enrollment of the trial is anticipated to begin in the second quarter of 2021, and will include approximately 170 ASTS patients. The Company will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the year ended December 31, 2020, the Company incurred $1.4 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the year ended December 31, 2019, the Company incurred $0.2 million in expenses related to the GEIS collaboration. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

 XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of December 31, 2020, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

During the years ended December 31, 2020 and 2019, the Company recognized operating lease expenses of $55,236 and $51,888, respectively.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Note 8 – Subsequent Events

Pursuant to the Capital on DemandTM Sales Agreement with JonesTrading, from January 1 through February 11, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price of $10.20 per share for net proceeds of $10.9 million, after fees and commissions of $0.3 million.

From January 1 through February 15, 2021, the Company's Plan Administrator Committee (with regards to non-officer employees) and the Company's Compensation Committee, as ratified by the full Board (in the case of officers and non-employee directors) granted an aggregate of 183,976 stock options with exercise prices ranging from $6.12 to $9.67 for an aggregate grant date fair value of approximately $0.9 million which will be expensed over the vesting period. All stock options have a 10 year term and vest from 1 to 4 years. The Company also granted an aggregate 124,374 restricted stock units on January 26, 2021 with an aggregate value of approximately $0.8 million which vest from 1 to 4 years.