Form 10-Q
period 2021-03-31
Monopar Therapeutics
filed 2021-05-13
CIK 1645469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of April 30, 2021, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	12,569,933

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●
our ability to raise sufficient funds in the next 12 months in order for us to complete the Phase 3 portion of our Validive Phase 2b/3 clinical trial and if required complete a smaller second confirmatory Phase 3 clinical trial, to continue the clinical development of camsirubicin beyond the dose escalation run-in clinical trial, to support further development of potential radio-immuno-therapeutics to treat severe COVID-19 (patients with SARS-CoV-2 infection), to support further development of MNPR-101 and related compounds and generally to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization;

●
our ability to find a suitable pharmaceutical partner to further our development efforts, if we are unable to raise sufficient additional financing;

●
risks and uncertainties associated with our research and development activities, including our clinical trials;

●
estimated timeframes for our clinical trials and regulatory reviews for approval to market products;

●
plans to research, develop, gain approval and commercialize our current and future product candidates;

●
the rate of market acceptance and the competitive clinical efficacy and safety of any products for which we receive marketing approval;

●
the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●
uncertainties of intellectual property position and strategy;

●
delivering strong future financial performance;

●
our ability to attract and retain key personnel;

●
the risks inherent in our estimates regarding expenses, capital requirements and the availability of additional financing;

●
the impact of government laws and regulations including increased governmental control of healthcare;

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information.

Risks Associated With Our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021. These risks include, among others, the following:

●
We are a clinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

●
Funds raised to-date are not sufficient to 1) complete our Validive Phase 2b/3 ("VOICE") clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial; 2) continue the clinical development of camsirubicin beyond the dose escalation run-in clinical trial; or 3) to support continued development of MNPR-101 and related compounds. If we are unable to raise enough funds in the next 12 months from the sale of our common stock or other financing efforts, we will have to consider strategic options such as out-licensing Validive or other product candidates, entering into a clinical or commercial partnership, or terminating one or more programs. There can be no assurance that we can find a suitable partner on satisfactory terms.

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

●
Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products, which will adversely affect our financial condition.

●
If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals will be delayed or prevented, which will materially delay our program schedules and adversely affect our financial condition.

●
We rely on third parties to conduct our drug product manufacturing, non-clinical studies, and our clinical trials. If these third parties do not or cannot successfully carry out their contractual duties or meet expected deadlines or performance goals, the initiation or conduct of our clinical trials may be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, and our financial condition will be adversely affected.

●
We face significant competition from other biotechnology and pharmaceutical companies, in targeted medical indications, and our operating results will suffer if we fail to compete effectively. Competition and technological change may make our product candidates obsolete or non-competitive.

●
The termination of third-party licenses will adversely affect our rights to important compounds or technologies.

●
If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to develop competing drugs, which will adversely affect our financial condition.

●
If we lose key management leadership, and/or scientific personnel, and if we cannot recruit qualified employees or other significant personnel for future personnel requirements, we may experience program delays and increased compensation and operational costs, and our business will be materially disrupted.

●
The COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability raise additional funds.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements
Monopar Therapeutics Inc.

Condensed Consolidated
Balance Sheets
(Unaudited)

	March 31, 2021	December 31, 2020*
Assets
Current assets:
Cash and cash equivalents	$25,723,113	$16,737,109
Other current assets	114,569	62,690
Total current assets	25,837,682	16,799,799

Other non-current assets	68,858	68,858
Total assets	$25,906,540	$16,868,657
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$806,272	$1,176,666
Total current liabilities and total liabilities	806,272	1,176,666

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 12,569,933 and 11,453,465 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	12,570	11,453
Additional paid-in capital	59,161,975	47,873,570
Accumulated other comprehensive loss	(5,099)	(7,873)
Accumulated deficit	(34,069,178)	(32,185,159)
Total stockholders' equity	25,100,268	15,691,991
Total liabilities and stockholders' equity	$25,906,540	$16,868,657

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Operations and Comprehensive Loss
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$1,206,779	$344,407
General and administrative	687,936	791,607
Total operating expenses	1,894,715	1,136,014
Loss from operations	(1,894,715)	(1,136,014)
Other income:
Interest income	10,696	45,137
Net loss	(1,884,019)	(1,090,877)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,774	(4,041)
Comprehensive loss	$(1,881,245)	$(1,094,918)
Net loss per share:
Basic and diluted	$(0.16)	$(0.10)
Weighted average shares outstanding:
Basic and diluted	12,139,422	10,608,199

The accompanying notes are an integral
part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2020
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2020	10,587,632	$10,587	$38,508,825	$(10,970)	$(25,880,586)	$12,627,856
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net in commissions and fees of $16,284	33,903	34	526,109	—	—	526,143
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	1,288	1	(1)	—	—	—
Stock-based compensation (non-cash)	—	—	338,497	—	—	338,497
Offering costs	—	—	(2,161)	—		(2,161)
Net loss	—	—	—	—	(1,090,877)	(1,090,877)
Accumulated other comprehensive loss	—	—	—	(4,041)	—	(4,041)
Balance at March 31, 2020	10,622,823	$10,622	$39,371,269	$(15,011)	$(26,971,463)	$12,395,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2021
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2021	11,453,465	$11,453	$47,873,570	$(7,873)	$(32,185,159)	$15,691,991
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $338,153	1,104,047	1,104	10,924,208	—	—	10,925,312
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	3,004	3	(3)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,504	7	(21,507)	—	—	(21,500)
Issuance of common stock upon exercise of stock options	2,913	3	17,475	—	—	17,478
Stock-based compensation (non-cash)	—	—	368,232	—	—	368,232
Net loss	—	—	—	—	(1,884,019)	(1,884,019)
Accumulated other comprehensive income	—	—	—	2,774	—	2,774
Balance at March 31, 2021	12,569,933	$12,570	$59,161,975	$(5,099)	$(34,069,178)	$25,100,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,884,019)	$(1,090,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	368,232	338,497
Changes in operating assets and liabilities, net
Other current assets	(51,879)	(42,084)
Accounts payable, accrued expenses and other current liabilities	(370,394)	(331,106)
Net cash used in operating activities	(1,938,060)	(1,125,570)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and offering costs of $338,153 and $34,384 for the three months ended March 31, 2021 and March 31, 2020, respectively	10,925,312	508,044
Taxes paid related to net share settlement of vested restricted stock units	(21,500)	—
Cash proceeds from the issuance of stock upon exercise of stock options	17,478	—
Net cash provided by financing activities	10,921,290	508,044
Effect of exchange rates	2,774	(4,041)
Net increase (decrease) in cash and cash equivalents	8,986,004	(621,567)
Cash and cash equivalents at beginning of period	16,737,109	13,213,929
Cash and cash equivalents at end of period	$25,723,113	$12,592,362

The accompanying notes are an integral
part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has three compounds in development: 1) Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 2b/3 clinical stage, first-in-class mucoadhesive buccal tablet for the prevention of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; 2) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a clinical stage topoisomerase II-alpha selective novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and 3) a preclinical stage uPAR targeted antibody, MNPR-101 and related compounds, for advanced cancers and severe COVID-19.

Liquidity

The Company has incurred an accumulated deficit of approximately $34.1 million as of March 31, 2021. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market under a Capital on DemandTM Sales Agreement, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations at least through June 2022. The Company’s ability to fund its future operations, including the clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur at a time needed to maintain operations, if at all.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and spread to essentially all of the remaining world. By March 2020 COVID-19 was designated a global pandemic, resulting in government-mandated travel restrictions and temporary shutdowns or limitations of non-essential businesses in many states in the U.S. The Company is able to remain open but has allowed its employees to work from home, if required by local authorities. In response to the current COVID-19 pandemic and its effects on clinical trials, Monopar has modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial (“VOICE”) to better fit the types of trials which can enroll patients in the current environment. This modification allowed the Company to activate the VOICE clinical trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue in the next 12 months. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration at this time, or its potential impact on the Company’s current clinical trials including the pandemic’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

Note 2 - Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include all disclosures required by GAAP for financial reporting. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

The accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2021, and the Company’s condensed consolidated results of operations and comprehensive loss and the Company’s condensed consolidated cash flows for the three months ended March 31, 2021 and 2020.

The condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2021 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In April 2021, the Company analyzed its cash requirements through June 2022 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2021 and December 31, 2020 consisted of one money market account.

Deferred Offering Costs

Deferred offering costs represent legal, auditing, travel and filing fees related to fundraising efforts that have not yet been concluded.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses may include payments to development collaborators in excess of actual expenses incurred by the collaborator, measured at the end of each reporting period. Prepayments also include insurance premiums, dues and subscriptions and software costs of $10,000 or more per year that are expensed monthly over the life of the contract, which is typically one year. Prepaid expenses are reflected on the Company’s condensed consolidated balance sheets as other current assets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of March 31, 2021, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, accounts payable, accrued expenses, and other current liabilities, the carrying amounts are reasonable estimates of fair value due to their relatively short maturities.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2021 and 2020. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at March 31, 2021 and December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2021	Level 1	Total
Assets
Cash equivalents(1)	$25,430,341	$25,430,341
Total	$25,430,341	$25,430,341

December 31, 2020	Level 1	Total
Assets
Cash equivalents(1)	$16,605,682	$16,605,682
Total	$16,605,682	$16,605,682

(1)
Cash equivalents represent the fair value of the Company’s investment in a money market account.

Net Loss per Share

Net loss per share for the three months ended March 31, 2021 and 2020 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three months ended March 31, 2021 and 2020 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (12,139,422 and 10,608,199 shares for the three months ended March 31, 2021 and 2020, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of March 31, 2021 and 2020, potentially dilutive securities included stock-based awards to purchase up to 1,600,215 and 1,337,007 shares of the Company’s common stock, respectively. For the three months ended March 31, 2021 and 2020, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which are used in R&D activities during the reporting period.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Clinical Trial Expense

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

During the three months ended March 31, 2021 and 2020, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2021 and 2020, no milestones were met and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

March 31, 2021

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of March 31, 2021 and December 31, 2020. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets for amounts anticipated to be received within 12 months and other non-current assets for amounts anticipated to be received beyond 12 months on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2021 and 2020, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015 and is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2020. The Company does not anticipate significant changes to its current uncertain tax positions through March 31, 2021. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2020 prior to the extended filing deadlines in all jurisdictions.

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

March 31, 2021

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

    Sales of Common Stock

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading, as sales agent, pursuant to which Monopar may offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, during the three months ended March 31, 2020, the Company sold 33,903 shares of its common stock at an average gross price per share of $16.00 for net proceeds of $508,043 after fees, commissions and offering costs of $34,384. Also pursuant to this agreement, during the three months ended March 31, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price per share of $10.20 for net proceeds of $10,925,311 after fees and commissions of $338,153. In aggregate pursuant to this agreement, the Company sold 1,964,724 shares of its common stock at an average gross price per share of $10.02 for net proceeds of $19,100,602, after fees and commissions of $591,188.

As of March 31, 2021, the Company had 12,569,933 shares of common stock issued and outstanding.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

During the three months ended March 31, 2021, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors) granted to executive officers, non-officer employees, consultants and non-employee directors aggregate stock options for the purchase of 196,476 shares of the Company’s common stock with exercise prices ranging from $5.76 to $9.67 which vest from one year to four years. All stock option grants have a 10-year term. In addition, an aggregate 124,374 restricted stock units were granted to executive officers, non-officer employees and non-employee directors which vest over one to four years.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at January 1, 2020	1,087,463	$ 2.94
Granted	174,357	14.08
Forfeited	(3,243)	8.47
Balances at December 31, 2020	1,258,577	4.47
Granted(1)	196,476	6.93
Forfeited(2)	(3,344)	17.25
Exercised	(2,913)	6.00
Balances at March 31, 2021	1,448,796	4.77

(1)
196,476 options vest as follows: options to purchase 168,704 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 17,772 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $5.76 to $9.67 per share.

(2)
Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

    A summary of options outstanding as of March 31, 2021 is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	557,420	5.47	555,670	5.46
$5.01-$10.00	732,519	7.98	400,390	7.28
$10.01-$15.00	146,732	8.84	74,428	8.84
$15.01-$20.00	12,125	8.09	8,583	7.81
	1,448,796		1,039,071

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at January 1, 2020	—	$ —
Granted	45,722	12.93
Vested	(5,156)	12.93
Forfeited	(500)	12.93
Unvested balance at January 1, 2021	40,066	12.93
Granted	124,374	6.81
Vested	(13,021)	11.52
Unvested Balance at March 31, 2021	151,419	8.02

During the three months ended March 31, 2021 and 2020, the Company recognized $246,343 and $220,765 of employee and non-employee director stock-based compensation expense as general and administrative expenses, respectively, and $111,589 and $100,171 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which were recorded as research and development expense for the three months ended March 31, 2021 and 2020 was $10,300 and $17,561, respectively.

The fair value of options granted from inception to March 31, 2021 was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method. There were 196,476 and 163,357 stock options granted during the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, the weighted-average grant date fair value was $4.90 and $9.34 per share, respectively. For the three months ended March 31, 2021 and 2020 the fair value of shares vested was $0.3 million and $0.2 million, respectively. At March 31, 2021, the aggregate intrinsic value of outstanding stock options was approximately $3.6 million of which approximately $3.5 million was vested and approximately $0.1 million is expected to vest (representing options to purchase 409,725 shares of the Company’s common stock expected to vest), and the weighted-average exercise price in aggregate was $4.77 which includes $3.49 for fully vested stock options and $8.01 for stock options expected to vest. At March 31, 2021, unamortized unvested balance of stock-based compensation was $3.2 million, to be amortized over 3.0 years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Note 5 - Related Party Transactions

As of March 31, 2021, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 34.0% of Monopar’s common stock and during the three months ended March 31, 2021, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed below received compensation other than market-rate salary, market-rate stock-based compensation and benefits and performance-based bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Three of the Company’s board members were also Managing Members of Tactic Pharma as of March 31, 2021. Chandler D. Robinson is the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Andrew P. Mazar is the Company’s Co-Founder, Executive Vice President of Research and Development, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019 with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

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

March 31, 2021

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

The Company is internally developing Validive and has activated clinical sites and began dosing for its VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of March 31, 2021, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the dose escalation run-in clinical trial in the U.S. (or another country) that Monopar currently anticipates initiating in the second half of 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current first-line treatment for ASTS, doxorubicin. The Company will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the three months ended March 31, 2021, the Company incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the three months ended March 31, 2020, the Company provided a nominal amount of financial support and incurred a nominal amount of drug manufacturing costs under the GEIS agreement. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of March 31, 2021, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

Operating Leases

The Company is currently leasing office space for its executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,487 per month on a month-to-month basis.

During the three months ended March 31, 2021 and 2020, the Company recognized operating lease expenses of $13,462 and $13,483, respectively.

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

        Under our Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC (“JonesTrading”), through March 31, 2021, we have sold 1,964,724 shares of our common stock at an average gross price of $10.02 per share for net proceeds of $19,100,602, after fees and commissions of $591,188.

     In February 2021, we announced the first patient dosed in our Phase 2b/3 VOICE trial of Validive® for the prevention of CRT-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”).

       Given the COVID-19 pandemic and its effects on clinical trials, we have adjusted our clinical development plans accordingly to fit what is feasible in the current environment. We have simplified the design of the previously planned Phase 3 clinical trial for our lead product candidate, Validive, to a seamless, adaptive Phase 2b/3 clinical trial design (our VOICE trial) that will allow us to minimize touch points with patients and sites. This trial design will allow us to immediately advance to the Phase 3 portion of the trial if supported by the interim data at the end of the Phase 2b portion of the trial. To complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

        In June 2019, we executed a clinical collaboration agreement with Grupo Español de Investigación en Sarcomas (“GEIS”) for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Based on our current inability to gain regulatory approval to initiate the camsirubicin Phase 2 clinical trial in Spain, we are evaluating alternatives to move the dose escalation run-in clinical trial forward outside of Spain. We believe that we will be able to initiate the run-in clinical trial in the second half of 2021 in the U.S. or another country. Following completion of the run-in clinical trial, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current first-line treatment for ASTS, doxorubicin. We believe we have funds sufficient to obtain topline results from the dose escalation “run-in” clinical trial. Additional funding will be required to support further development beyond the run-in clinical trial.

       Pursuant to our 50/50 collaboration development agreement with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to develop potential Radio-Immuno-Therapeutics (“RITs”) to treat severe COVID-19 (patients with SARS-CoV-2 infection), we have coupled MNPR-101 to therapeutic radioisotopes supplied by NorthStar. The resulting conjugates are designed to be highly selective agents that have the potential to kill aberrantly activated cytokine-producing immune cells. By eradicating these cells with a uPAR-targeted RIT (“uPRIT”), the goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. Through April 30, 2021, we have incurred immaterial expense related to the NorthStar collaboration, while partnering with several key companies and institutions to further the collaboration’s development efforts. These collaborators include: IsoTherapeutics Group, LLC, which generated the uPRIT candidates; Aragen Bioscience Inc., which screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plans to perform preclinical testing and, if successful, clinical testing.

       In February 2021, we announced the publication of a peer-reviewed study in the European Journal of Cancer which reported the potential utility of MNPR-101 conjugates as uPAR imaging agents to improve surgical outcomes in bladder cancer and for surveillance post-resection. This publication builds on previous studies using conjugates of MNPR-101 and its mouse analog, ATN-658, for the optical imaging of oral and colon cancer.

     In March 2021, we announced the publication of a peer-reviewed study titled “Engineered Antibody Fragment against the Urokinase Plasminogen Activator for Fast Delineation of Triple-Negative Breast Cancer by Positron Emission Tomography.” Urokinase plasminogen activator (“uPA”) is an established biomarker in current breast cancer clinical practice guidelines and its presence is used to select appropriate drug treatment. This study demonstrates the potential to identify breast cancers with uPA overexpression and monitor uPA activity during treatment using positron emission tomography or PET imaging along with our uPA antibody fragment radiotracer. We have a panel of proprietary antibodies and antibody fragments to uPA and its receptor uPAR (such as MNPR-101).

Recent Patent Updates

               A series of patents were recently issued for Validive (clonidine HCl mucobuccal tablet). These patents, including U.S. Patent No. 10,675,271, provide claims covering “Clonidine and/or clonidine derivatives for use in the prevention and/or treatment of adverse side effects of chemotherapy”. These patents expand the potential use of Validive in cancer patients, beyond the earlier allowed claims for the prevention of oral mucositis in patients receiving CRT. Specifically, they provide protection for the potential ability of Validive to prevent or treat common chemotherapy-associated side effects such as asthenia and fatigue and would provide protection should we determine in the future to conduct additional Validive development activities related to adverse side effects of chemotherapy beyond oropharyngeal cancer.

               In addition, the U.S. Patent and Trademark Office (“USPTO”) recently issued U.S. patent No. 10,450,340 covering compositions of matter (2-pyrrilino camsirubicin) for a novel family of camsirubicin analogs. This patent, which expands our camsirubicin intellectual property portfolio, is expected to expire in 2038, not including any patent term extensions. The patent broadens our camsirubicin portfolio and creates a pipeline that has been designed to retain the potentially favorable non-cardiotoxic chemical backbone of camsirubicin and the potent broad-spectrum antitumor activity of doxorubicin. Further, preclinical evidence suggests that this new family of 2-pyrrilino camsirubicin analogs could be active in doxorubicin-resistant tumor cells which may enable use in cancer types beyond those possible with camsirubicin.

Our Product Pipeline

Our Product Candidates

Validive (clonidine mucobuccal tablet; clonidine MBT)

                Validive is a mucobuccal tablet (MBT) formulation of clonidine. The MBT formulation was developed to enhance oral mucosal drug delivery and provide high salivary concentrations of the active ingredient while minimizing systemic absorption. The Validive tablet is tasteless and self-administered once daily by affixing it to the outside of the upper gum where it dissolves slowly over the period of several hours, resulting in the extended release of clonidine into the oral cavity and oropharynx, the site of severe oral mucositis (“SOM”) following chemoradiation treatment (“CRT”) for OPC. Validive therapy is designed to begin on the first day of CRT and continue daily through the last day of CRT.

                SOM is the painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation therapy. The majority of patients receiving CRT to treat their OPC develop SOM, which is one of the most common and devastating side effects of treatment in this indication. We believe Validive has the potential to address several critical elements that affect SOM patients, including:

Reduction in the incidence of SOM. SOM can increase the risk of acute and chronic comorbidities, including dysphagia, trismus and lung complications, which are often irreversible and lead to increased hospitalization and the need for additional interventions. In a Phase 2 clinical trial, the OPC patient cohort treated with Validive 100 µg demonstrated a reduction in the absolute incidence of SOM compared to placebo of 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, 38.9% in Validive 100 µg group). A reduced incidence of SOM in OPC patients may lower the risk of acute and chronic comorbidities, improve clinical outcomes and quality of life.

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

Decrease in the duration of SOM. Longer duration of SOM leads to a higher risk of the need for parenteral nutrition and lower quality of life. SOM patients experience difficulty or inability to drink and/or eat, and difficulty in swallowing often results in malnourishment and feeding tube intervention. The Phase 2 clinical trial data demonstrated a 15.5-day reduction (by 37.8%) in the duration of SOM for patients treated with Validive 100 µg (41 day median duration with placebo, 34 days with the Validive 50 µg group, and 25.5 days for the Validive 100 µg group) in patients that developed SOM. Median duration across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 ug and 100 µg groups. Reduced duration of SOM may result in lower risk of malnourishment and feeding tube intervention, and fewer treatment terminations/delays.

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

                SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor (alpha-2AR) on macrophages (white blood cells present in the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the oral cavity and oropharynx over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late-onset toxicities, including trismus (jaw, neck, and throat spasms), dysphagia (disruption of a patient’s ability to eat and drink due to difficulty in swallowing), and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of CRT. We believe that a reduction in the incidence and duration of SOM by Validive will have the potential to reduce treatment discontinuation and/or treatment delays potentially leading to improved survival outcomes, and reducing or eliminating long-term morbidities resulting from CRT.

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

                A pre-Phase 3 meeting with the FDA was held, and based on the meeting discussion a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP). Based on comments and guidance provided by FDA and EMA, and our analysis of the current COVID-19 pandemic and its effects on clinical trials, we have modified our original adaptive design Phase 3 clinical trial to be a seamless Phase 2b/3 (VOICE) clinical trial to better fit the current clinical research environment. The primary endpoint, absolute incidence of SOM, remains the same, but the overall design of the trial has been simplified and the touch points with the healthcare system have been minimized. We have now initiated clinical trial sites and commenced dosing in the Phase 2b portion of our VOICE trial. We anticipate the interim completion of Phase 2b portion of the VOICE trial will be reached in the first half of 2022, and the Phase 3 enrollment will be completed in the first quarter of 2023. We will need to raise additional funding or find a suitable pharmaceutical partner to complete the VOICE clinical program including, if required, completion of a smaller second Phase 3 confirmatory clinical trial. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

                Camsirubicin is a proprietary doxorubicin analog. Doxorubicin is widely used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. Despite clinical studies demonstrating the anti-cancer benefit of higher cumulative doses of doxorubicin, the clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity at these higher cumulative doses of drug. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer.

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

                A Phase 2 clinical trial for camsirubicin has been completed in patients with ASTS. In this study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction of cumulative dose in patients with ASTS. Although doxorubicin has been the standard of care treatment for over 40 years for patients with ASTS, doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2. This means that even if a patient is responding, they are pulled off of doxorubicin treatment once this cumulative dose has been reached. Thus, there is a significant unmet opportunity to develop a replacement for doxorubicin that retains anti-cancer activity while reducing or eliminating the risk for irreversible heart damage.

                Based on encouraging clinical results to date, we plan to continue the development of camsirubicin as first-line treatment in patients with ASTS, where the current first-line treatment is doxorubicin. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy beyond that of doxorubicin by continuing to treat patients who are responding to treatment.

                In June 2019, we executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma that has worked with many of the leading biotech and global pharmaceutical companies. Based on our current inability to gain regulatory approval to initiate the camsirubicin Phase 2 clinical trial in Spain, we are evaluating alternatives to move the dose escalation run-in clinical trial forward outside of Spain. We believe that we will be able to initiate the run-in clinical trial in the second half of 2021 in the U.S. or another country. Following completion of the run-in clinical trial, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current first-line treatment for ASTS, doxorubicin. We believe we have funds sufficient to obtain topline results from the run-in clinical trial. Additional funding will be required to support further development beyond the run-in clinical trial. Camsirubicin has been granted orphan drug designation for the treatment of soft tissue sarcoma in the U.S. and the EU.

MNPR-101 (formerly huATN-658)

                MNPR-101 is a novel, preclinical stage drug candidate. It is a first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”), a well-credentialed cancer therapeutic target. uPAR is a protein receptor that resides on the cell surface and is overexpressed in many deadly cancers, but has little to no expression in healthy tissue; several Phase 1 imaging studies utilizing a peptide against uPAR in advanced cancer patients show that uPAR is detected selectively in the tumor.

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

                MNPR-101 is also being developed for the treatment of severe COVID-19 and other respiratory diseases. We have entered into a collaboration development agreement with NorthStar to develop potential uPRITs to treat severe COVID-19. This collaboration combines NorthStar’s expertise in the innovative production, supply, and distribution of important medical radioisotopes with our expertise in therapeutic drug development. We have coupled MNPR-101 with a therapeutic radioisotope in collaboration with NorthStar and IsoTherapeutics Group, LLC, which have generated the MNPR-101 conjugates capable of binding radioactive isotopes. uPAR seems to be selectively expressed on aberrantly activated immune cells. In response to coronavirus (SARS-CoV2) infection, these rogue immune cells produce pro-inflammatory cytokines that can cause runaway inflammation throughout the body, commonly referred to as a “cytokine storm.” It is this systemic hyper-inflammatory state that is thought to be largely responsible for the severe lung injury and further multiple organ damage that contributes to poor outcomes and death in patients with severe COVID-19.

                In collaboration with NorthStar, we have filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the USPTO. This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even when oxygen support and mechanical ventilation are utilized. uPRITs have been designed with the goal of selectively eradicating the aberrantly activated immune cells responsible for causing cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, our Chief Scientific Officer. In addition to NorthStar and the IsoTherapeutics Group, LLC, which generated the uPRIT candidates, we have entered into collaborations with: Aragen Bioscience Inc., which screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plans to perform preclinical testing and, if successful, clinical testing.

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

                uPA and its receptor uPAR work together to drive aggressive tumor invasion, leading to metastasis, morbidity, and mortality in breast and other cancers. However, uPA is difficult to measure and currently requires a substantial amount of fresh frozen tissue. In a recent peer-reviewed publication, our antibody fragment (ATN-291 F(ab’)2) conjugated to a copper radiotracer enabled rapid PET visualization of tumors with uPA overexpression in a human breast cancer model in mice. PET imaging may expand the current application of uPA as a breast cancer biomarker and enable the monitoring of tumor uPA expression during treatment. The publication demonstrates, and we may further research, the potential utility of our uPA antibody fragments as imaging agents in models of breast cancer.

Our Strategy

                Our management team has extensive experience in developing therapeutics through regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, and completed the sale of a biopharmaceutical company for over $800 million in cash. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. We continue to add experienced management to our clinical team and have teamed up with a serial med-tech entrepreneur to develop our potential imaging and diagnostics capabilities. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. The six key elements of our strategy to achieve this goal are to:

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

●
Advance the clinical development of camsirubicin, by pursuing indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which will allow camsirubicin to go head-to-head against doxorubicin, the current first-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single-arm Phase 2 study. Clinical benefit was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction as to cumulative dose (doxorubicin is limited to 450 mg/m2 cumulative dose due to heart toxicity).

●
Continue the development of MNPR-101 and related molecules as therapeutic, diagnostic and imaging agents. We plan to continue the development of MNPR-101 for diagnostic and therapeutic use in severe COVID-19 and in cancer.

●
Expand our drug development pipeline through advancing current assets, in-licensing, and acquisition of oncology product candidates. The 2-pyrrilino camsirubicin analogs represent proprietary compositions of matter that retain the non-cardiotoxic backbone of camsirubicin but may have features in terms of antitumor activity and mechanism that distinguish this family of compounds from camsirubicin. We plan to continue the expansion of our drug development pipeline through acquiring or in-licensing additional oncology product candidates, particularly those that leverage existing scientific and clinical data that helps reduce the risks of the next steps in clinical development.

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

Revenues

                We are an emerging growth company. We have no approved drugs and have not generated any revenues. To date, we have engaged in acquiring or in-licensing pharmaceutical drug product candidates, entering into collaboration agreements for testing and clinical development of our drug product candidates and providing the infrastructure to support the clinical development of our drug product candidates. We do not anticipate commercial revenues from operations until we complete testing and development of one of our drug product candidates and obtain marketing approval or we sell, enter into a collaborative marketing arrangement, or out-license one of our drug product candidates to another party. See “Liquidity and Capital Resources”.

Recently Issued and Adopted Accounting Pronouncements

                During the three months ended March 31, 2021, there were no relevant recently issued accounting pronouncements that would impact our financial position and our condensed consolidated results of operations and comprehensive loss.

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

Clinical Trials Expense

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

                Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the three months ended March 31, 2021 and 2020 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

                The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2021	2020	Variance
Research and development expenses	$1,207	$344	$863
General and administrative expenses	688	792	(104)
Total operating expenses	1,895	1,136	759
Operating loss	(1,895)	(1,136)	(759)
Interest income	11	45	(34)
Net loss	$(1,884)	$(1,091)	$(793)

Research and Development Expenses

                Research and Development (“R&D”) expenses for the three months ended March 31, 2021 were approximately $1,207,000, compared to approximately $344,000 for the three months ended March 31, 2020. This represents an increase of approximately $863,000 primarily attributed to increases in expenses of $308,000 for the planning of the GEIS-sponsored camsirubicin Phase 2 clinical trial including manufacturing, $274,000 due to annual R&D personnel salary increases, annual (non-cash) equity grants, salaries and benefits of new R&D personnel and theappropriate partial allocation of the CEO's salary and benefits to R&D expenses due to significant efforts related to the start-up of clinical trial activities, $239,000 for increases in Validive clinical trial expense and manufacturing-related costs and $42,000 in net increases to other R&D expenses.

General and Administrative Expenses

                General and administrative (“G&A”) expenses for the three months ended March 31, 2021 were approximately $688,000, compared to approximately $792,000 for the three months ended March 31, 2020. This represents a decrease of approximately $104,000 primarily attributed to a net decrease in G&A salaries and benefits partially due to the increased allocation of the CEO's salary and benefits out of G&A expense to R&D expenses due to the increased commitment of CEO time to clinical trial activities.

Interest Income

                Interest income for the three months ended March 31, 2021 decreased by approximately $34,000 versus the three months ended March 31, 2020 due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from funds raised in our Capital on DemandTM Sales Agreement with JonesTrading during the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

                We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $34.1 million as of March 31, 2021. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales under our Capital on DemandTM Sales Agreement, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of April 30, 2021, will fund our planned operations at least through June 30, 2022.

                We invest our cash equivalents in a money market account.

Cash Flows

                The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2021	2020	Variance
Net cash used in operating activities	$(1,938)	$(1,126)	$(812)
Net cash provided by financing activities	10,921	508	10,413
Effect of exchange rates on cash and cash equivalents	3	(4)	7
Net increase (decrease) in cash and cash equivalents	$8,986	$(622)	$9,608

                During the three months ended March 31, 2021 we had net cash inflow of approximately $8,986,000, compared to net cash outflow of $622,000 during three months ended March 31, 2020, an increase of approximately $9,608,000.

Cash Flow Used in Operating Activities

                The increase of approximately $812,000 in cash flow used in operating activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was primarily a result of increased R&D cash operating expenses partially offset by a decrease in G&A cash operating expenses.

Cash Flow Used in Investing Activities

                There was no cash flow used in investing activities for the three months ended March 31, 2021 and 2020.

Cash Flow Provided by (Used in) Financing Activities

                The increase in cash flow provided by financing activities during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 of approximately $10,413,000 was primarily due to the increase of net proceeds from sales of our common stock under our Capital on DemandTM Sales Agreement with JonesTrading.

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

●
advance the clinical development and execute the regulatory strategy for camsirubicin;

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

                We anticipate that the funds available as of April 30, 2021, will fund our operations at least through June 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

               Our future capital requirements will depend on many factors, including:

●
the progress of clinical development and regulatory interactions and approvals of Validive;

●
the progress of clinical development and regulatory interactions and approvals of camsirubicin;

●
the progress of preclinical and clinical development of MNPR-101 (and related compounds) including activities through our collaboration with NorthStar;

●
the number and characteristics of other drug product candidates that we may license, acquire or otherwise pursue;

●
the scope, progress, timing, cost and results of research, preclinical development and clinical trials of future drug product candidates;

●
the costs, timing and outcomes of seeking and obtaining and maintaining FDA and international regulatory approvals;

●
the costs associated with manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

●
our need to implement additional required internal systems and infrastructure; and

●
the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of or payment to or from others of any milestone or royalty payments under these arrangements.

                Expenditures are expected to increase in 2021 onward for:

●
clinical research services and clinical site fees for our VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial;

●
process development, manufacturing costs and clinical database management of camsirubicin in connection with the dose escalation run-in clinical trial;

●
supporting the NorthStar collaboration; and

●
employee compensation and consulting fees to support our product candidate programs including Validive, camsirubicin and MNPR-101 and related compounds.

                 We have activated clinical trial sites and commenced dosing in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a smaller second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in 2021 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. The anticipated operating cost increases in 2021 and onward are expected to be primarily driven by the funding of our VOICE clinical program, support of the camsirubicin clinical program and development of MNPR-101 and related compounds. Beyond our need to raise additional funding in the coming 12 months to complete the VOICE clinical program, we will also need significant additional funding thereafter in order to commercialize Validive if approved for marketing, support of the camsirubicin clinical program, to support our collaboration with NorthStar, and further development of MNPR-101 and related compounds, and generally to support our current and any future product candidates through completion of trials, approval processes and, if applicable, commercialization.

                Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we likely will have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, which will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

                In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology). The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of April 30, 2021, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

                 In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the dose escalation run-in clinical trial in the U.S. (or another country) that we currently anticipate initiating in the second half of 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current first-line treatment for ASTS, doxorubicin. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the three months ended March 31, 2021, we incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of GEIS’s Phase 2 camsirubicin clinical trial. During the three months ended March 31, 2020, we provided a nominal amount of financial support and incurred a nominal amount of drug manufacturing costs under GEIS agreement. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

                Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of April 30, 2021, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

Service Providers

                In the normal course of business, we contract with service providers to assist in the performance of R&D, including drug product manufacturing, process development, clinical development, and G&A including financial strategy, audit, tax and legal support. We can elect to discontinue the work under these agreements at any time. We could also enter into collaborative research and development, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and/or long-term commitments of cash.

Office Lease

                We are currently leasing office space in the Village of Wilmette, Illinois for $4,487 per month on a month-to-month basis, and we anticipate that we will lease additional space in the future as we hire additional personnel.

Legal Contingencies

                We are currently not, and to date have never been, a party to any adverse material legal proceedings.

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

(a) Disclosure Controls and Procedures

                We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

                We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

                There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

                There have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 25, 2021.

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

MONOPAR THERAPEUTICS INC

Dated: May 13, 2021	By:	/s/ Chandler D. Robinson
Name: Chandler D. Robinson
Title: Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC

Dated: May 13, 2021	By:	/s/ Kim R. Tsuchimoto
Name: Kim R. Tsuchimoto
Title: Chief Financial Officer (Principal Financial Officer)