Form 10-Q
period 2021-06-30
Monopar Therapeutics
filed 2021-08-12
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of July 31, 2021, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	12,582,728

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

our ability to raise sufficient funds in the next 12 months in order for us to complete the Phase 3 portion of our Validive Phase 2b/3 clinical trial and if required complete a second confirmatory Phase 3 clinical trial, to continue the clinical development of camsirubicin beyond the Phase 1b dose escalation clinical trial, to support further development of potential MNPR-101-derived radioimmunotherapeutics, to treat severe COVID-19 (patients with SARS-CoV-2 infection) and cancer, to support further development of MNPR-101, MNPR-202 and related compounds and generally to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization;

●	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, if we are unable to raise sufficient additional financing;

●	risks and uncertainties associated with our research and development activities, including our clinical trials;

●	estimated timeframes for our clinical trials and regulatory reviews for approval to market products;

●	plans to research, develop, gain approval and commercialize our current and future product candidates;

●	the rate of market acceptance and the competitive clinical efficacy and safety of any products for which we receive marketing approval;

●	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy;

●	delivering strong future financial performance;

●	our ability to attract and retain key personnel and to find and utilize external sources of experience, expertise and scientific and medical knowledge to complete product development;

●	the risks inherent in our estimates regarding expenses, capital requirements and the availability of additional financing;

●	the impact of government laws and regulations including increased governmental control of healthcare;

●	the uncertain impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing; and

●	uncertainty of financial and operational projections.

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances projected  in this information.

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

●

Funds raised to-date are not sufficient to 1) complete our Validive Phase 2b/3 ("VOICE") clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial; 2) continue the clinical development of camsirubicin beyond the Phase 1b dose escalation clinical trial; or 3) to support continued development of MNPR-101, MNPR-202 and related compounds. If we are unable to raise enough funds in the next 12 months from the sale of our common stock or other financing efforts, we will have to consider strategic options such as out-licensing Validive or other product candidates, entering into a clinical or commercial partnership, or terminating one or more programs. There can be no assurance that we can find a suitable partner on satisfactory terms.

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

●	The ongoing COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability raise additional funds.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020*
Assets
Current assets:
Cash and cash equivalents	$24,292,850	$16,737,109
Other current assets	95,564	62,690
Total current assets	24,388,414	16,799,799

Other non-current assets	68,858	68,858
Total assets	$24,457,272	$16,868,657
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,103,640	$1,176,666
Total current liabilities and total liabilities	1,103,640	1,176,666

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 12,582,728 and 11,453,465 shares issued and outstanding at June 30, 2021, and December 31, 2020, respectively	12,583	11,453
Additional paid-in capital	59,495,552	47,873,570
Accumulated other comprehensive loss	(5,156)	(7,873)
Accumulated deficit	(36,149,347)	(32,185,159)
Total stockholders' equity	23,353,632	15,691,991
Total liabilities and stockholders' equity	$24,457,272	$16,868,657

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral

part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$1,476,430	$832,503	$2,683,209	$1,176,910
General and administrative	615,965	631,629	1,303,901	1,423,236
Total operating expenses	2,092,395	1,464,132	3,987,110	2,600,146
Loss from operations	(2,092,395)	(1,464,132)	(3,987,110)	(2,600,146)
Other income:
Interest income	12,226	18,322	22,922	63,459
Net loss	(2,080,169)	(1,445,810)	(3,964,188)	(2,536,687)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(55)	3,457	2,717	(584)
Comprehensive loss	$(2,080,224)	$(1,442,353)	$(3,961,471)	$(2,537,271)
Net loss per share:
Basic and diluted	$(0.17)	$(0.14)	$(0.32)	$(0.24)
Weighted average shares outstanding:
Basic and diluted	12,569,933	10,648,285	12,355,867	10,628,635

The accompanying notes are an integral

part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2020	10,587,632	$10,587	$38,508,825	$(10,970)	$(25,880,586)	$12,627,856
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $16,284	33,903	34	526,109	-	-	526,143
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	1,288	1	(1)	-	-	-
Stock-based compensation (non-cash)	-	-	338,497	-	-	338,497
Offering costs	-	-	(2,161)	-	-	(2,161)
Net loss	-	-	-	-	(1,090,877)	(1,090,877)
Accumulated other comprehensive loss	-	-	-	(4,041)	-	(4,041)
Balance at March 31, 2020	10,622,823	10,622	39,371,269	(15,011)	(26,971,463)	12,395,417
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $29,425	111,858	113	950,577	-	-	950,690
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	1,292	1	(1)		-	-
Stock-based compensation (non-cash)	-	-	367,358	-	-	367,358
Offering costs	-	-	(116,605)			(116,605)
Net loss	-	-	-	-	(1,445,810)	(1,445,810)
Accumulated other comprehensive gain	-	-	-	3,457	-	3,457
Balance at June 30, 2020	10,735,973	$10,736	$40,572,598	$(11,554)	$(28,417,273)	$12,154,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	11,453,465	$11,453	$47,873,570	$(7,873)	$(32,185,159)	$15,691,991
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $338,153	1,104,047	1,104	10,924,208	-	-	10,925,312
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	3,004	3	(3)	-	-	-
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,504	7	(21,507)	-	-	(21,500)
Issuance of common stock upon exercise of stock options	2,913	3	17,475	-	-	17,478
Stock-based compensation (non-cash)	-	-	368,232	-	-	368,232
Net loss	-	-	-	-	(1,884,019)	(1,884,019)
Accumulated other comprehensive income	-	-	-	2,774	-	2,774
Balance at March 31, 2021	12,569,933	$12,570	$59,161,975	$(5,099)	$(34,069,178)	$25,100,268
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	3,008	3	(3)	-	-	-
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	9,787	10	(24,013)	-	-	(24,003)
Stock-based compensation (non-cash)	-	-	357,593	-	-	357,593
Net loss	-	-	-	-	(2,080,169)	(2,080,169)
Accumulated other comprehensive loss	-	-	-	(57)	-	(57)
Balance at June 30, 2021	12,582,728	$12,583	$59,495,552	$(5,156)	$(36,149,347)	$23,353,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,964,188)	$(2,536,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	725,825	705,855
Changes in operating assets and liabilities, net
Other current assets	(32,875)	(122,258)
Accounts payable, accrued expenses and other current liabilities	(72,942)	(167,954)
Net cash used in operating activities	(3,344,180)	(2,121,044)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and offering costs of $338,153 and $43,999 for the six months ended June 30, 2021, and 2020, respectively	10,925,312	1,421,569
Other offering costs	-	(89,521)
Taxes paid related to net share settlement of vested restricted stock units	(45,503)	-
Cash proceeds from the issuance of stock upon exercise of stock options	17,478	-
PPP forgivable bank loan	-	122,400
Net cash provided by financing activities	10,897,287	1,454,448
Effect of exchange rates	2,634	(1,144)
Net increase (decrease) in cash and cash equivalents	7,555,741	(667,740)
Cash and cash equivalents at beginning of period	16,737,109	13,213,929
Cash and cash equivalents at end of period	$24,292,850	$12,546,189

The accompanying notes are an integral

part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage biopharmaceutical company primarily focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has four compounds in development: 1) Validive® (clonidine mucobuccal tablet; clonidine MBT), a Phase 2b/3 clinical stage, first-in-class mucoadhesive buccal tablet for the prevention of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; 2) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a clinical stage topoisomerase II-alpha selective novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; 3) a preclinical stage uPAR targeted antibody, MNPR-101 and related compounds, for advanced cancers and severe COVID-19; and 4) an early stage camsirubicin analog, MNPR-202, for various cancers.

Liquidity

The Company has incurred an accumulated deficit of approximately $36.1 million as of June 30, 2021. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market under a Capital on DemandTM Sales Agreement, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its planned obligations at least through September 2022. The Company’s ability to fund its future operations, including the clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

The coronavirus disease (“COVID-19”) pandemic continues to affect economies and business around the world. In response to COVID-19 and its effects on clinical trials, in 2020 Monopar modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial (“VOICE”) to better fit the types of trials which can enroll sufficient required patients in the current environment. This modification allowed the Company to activate the VOICE clinical trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue in the next 12 months. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration in light of vaccine rollouts and adverse new cases surging from COVID-19 variants at this time, or its potential impact on the Company’s current clinical trials, including COVID-19’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

The accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2021, the Company’s condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2021, and 2020, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2021, and 2020.

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

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In July 2021, the Company analyzed its cash requirements at least through September 2022 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2021, and December 31, 2020, consisted of one money market account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of June 30, 2021, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2021, and 2020. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at June 30, 2021, and December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2021	Level 1	Total
Assets
Cash equivalents(1)	$23,842,567	$23,842,567
Total	$23,842,567	$23,842,567

December 31, 2020	Level 1	Total
Assets
Cash equivalents(1)	$16,605,682	$16,605,682
Total	$16,605,682	$16,605,682

(1)	Cash equivalents represent the fair value of the Company’s investment in a money market account.

Net Loss per Share

Net loss per share for the three and six months ended June 30, 2021, and 2020 is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three and six months ended June 30, 2021, and 2020 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (12,569,933 and 10,648,285 shares for the three months ended June 30, 2021, and 2020, respectively, and 12,355,867 and 10,628,635 shares for the six months ended June 30, 2021, and 2020, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of June 30, 2021, and 2020, potentially dilutive securities included stock-based awards to purchase up to 1,671,940 and 1,339,715 shares of the Company’s common stock, respectively. For the three and six months ended June 30, 2021, and 2020, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and materials and supplies which were  used in R&D activities during the reporting period.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

During the three and six months ended June 30, 2021, and 2020, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2021, and 2020, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

June 30, 2021

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of June 30, 2021, and December 31, 2020. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets for amounts anticipated to be received within 12 months and other non-current assets for amounts anticipated to be received beyond 12 months on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2021, and 2020, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company was incorporated on December 16, 2015, and is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2020. The Company does not anticipate significant changes to its current uncertain tax positions through June 30, 2021. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2020, prior to the extended filing deadlines in all jurisdictions.

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

June 30, 2021

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

Sales of Common Stock

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading, as sales agent, pursuant to which Monopar could offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, during the six months ended June 30, 2020, the Company sold 145,761 shares of its common stock at an average gross price per share of $10.45 for net proceeds of $1,476,833, after fees and commissions of $45,709. Also pursuant to this agreement, during the six months ended June 30, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price per share of $10.20 for net proceeds of $10,925,312 after fees and commissions of $338,153. In aggregate pursuant to this agreement, the Company sold 1,964,724 shares of its common stock at an average gross price per share of $10.02 for net proceeds of $19,100,602, after fees and commissions of $591,188. The maximum aggregate offering price under the agreement has been reached and the Company does not expect further sales under this agreement.

As of June 30, 2021, the Company had 12,582,728 shares of common stock issued and outstanding.

Note 4 - Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time, approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders. In April 2020, the Company’s Board of Directors voted to increase the stock award pool to 3,100,000 (and increase of 1,500,000 shares of common stock), which was approved by the Company’s stockholders in June 2020. In April 2021, the Company’s Board of Directors voted to approve an amendment to the 2016 Stock Incentive Plan to remove certain individual award limits and other provisions related to I.R.C. Section 162(m) and to update the limit on Incentive Stock Options to no more that 100% of the maximum aggregate number of shares which may be granted under the plan, which was approved by the Company’s stockholders in June 2021.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

During the three months ended June 30, 2021, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors) granted to one executive officer and one non-officer employee aggregate stock options for the purchase of 105,000 shares of the Company’s common stock with exercise prices ranging from $5.76 to $6.03 which vest over four years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at January 1, 2020	1,087,463	$2.94
Granted	174,357	14.08
Forfeited	(3,243)	8.47
Balances at December 31, 2020	1,258,577	4.47
Granted(1)	301,476	6.54
Forfeited(2)	(17,906)	9.33
Exercised	(2,913)	6.00
Balances at June 30, 2021	1,539,234	4.81
Unvested options outstanding expected to vest(3)	451,284	3.69

(1)

301,476 options vest as follows: options to purchase 273,704 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 17,772 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $5.76 to $9.67 per share.

(2)	Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

(3)	Estimates no future forfeitures as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

    A summary of options outstanding as of June 30, 2021, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	557,420	5.23	555,795	5.21
$5.01-$10.00	825,457	8.00	440,025	7.17
$10.01-$15.00	145,232	8.59	84,234	8.59
$15.01-$20.00	11,125	8.56	7,896	8.58
	1,539,234	7.06	1,087,950	6.29

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at January 1, 2020	—	$—
Granted	45,722	12.93
Vested	(5,156)	12.93
Forfeited	(500)	12.93
Unvested balance at January 1, 2021	40,066	12.93
Granted	124,374	6.81
Vested	(29,891)	8.86
Forfeited	(1,843)	8.06
Unvested Balance at June 30, 2021	132,706	8.18

During the three months ended June 30, 2021, and 2020, the Company recognized $137,811 and $248,889 of employee and non-employee director stock-based compensation expense as general and administrative expenses, respectively, and $209,734 and $100,898 as research and development expenses, respectively. During the six months ended June 30, 2021, and 2020, the Company recognized $281,859 and $469,655, respectively, of employee and non-employee director stock-based compensation expense as general and administrative expenses and $423,367 and $201,069, respectively, as research and development expenses. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants was recorded as research and development expense for the three months ended June 30, 2021, and 2020 was $10,300 and $17,571, respectively and for the six months ended June 30, 2021, and 2020 $20,600 and $35,131, respectively.

The fair value of options granted from inception to June 30, 2021, was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to-date was estimated using the simplified method. There were 105,000 and 4,000 stock options granted during the three months ended June 30, 2021, and 2020, respectively. There were 301,476 and 209,110 stock options granted during the six months ended June 30, 2021, and 2020, respectively. For the three months ended June 30, 2021, and 2020, the weighted-average grant date fair value was $4.16 and $5.43 per share, respectively, and the fair value of shares vested was $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2021, and 2020, the weighted-average grant date fair value was $4.64 and $9.22 per share, respectively, and the fair value of shares vested was $0.6 million for each period. At June 30, 2021, the aggregate intrinsic value of outstanding stock options was approximately $3.3 million of which approximately $3.3 million was vested and approximately $12,000 is expected to vest, and the weighted-average exercise price in aggregate was $4.81 which includes $3.69 for fully vested stock options and $7.53 for stock options expected to vest. At June 30, 2021, the unamortized unvested balance of stock-based compensation was $3.2 million, to be amortized over 2.9 years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Note 5 - Related Party Transactions

As of June 30, 2021, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 34.0% of Monopar’s common stock and during the three and six months ended June 30, 2021, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-rate salary, market-rate stock-based compensation and benefits and performance-based bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Three of the Company’s board members were also Managing Members of Tactic Pharma as of June 30, 2021. Chandler D. Robinson is the Company’s Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Andrew P. Mazar is the Company’s Co-Founder, Executive Vice President of Research and Development, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

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

June 30, 2021

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

The Company is internally developing Validive and has activated clinical sites and begun dosing for its VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of June 30, 2021, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that Monopar currently anticipates initiating in the fourth quarter of 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the three and six months ended June 30, 2021, the Company incurred $0.3 million and $0.7 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing-related costs and database management expenses in support of the Company’s Phase 1b and GEIS’s Phase 2 camsirubicin clinical trials. During the three and six months ended June 30, 2020, the Company incurred $0.2 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing-related costs and database management expenses. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of June 30, 2021, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

Operating Leases

The Company is currently leasing office space for its executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,487 per month on a month-to-month basis.

During the three months ended June 30, 2021, and 2020, the Company recognized operating lease expenses of $14,571 and $14,620, respectively. During the six months ended June 30, 2021, and 2020, the Company recognized operating lease expenses of $28,033 and $28,103, respectively.

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

Under our Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC (“JonesTrading”), through June 30, 2021, we sold 1,964,724 shares of our common stock at an average gross price of $10.02 per share for net proceeds of $19,100,602, after fees and commissions of $591,188. We did not sell any shares of our common stock under this agreement during the three months ended June 30, 2021. The maximum aggregate offering price under the agreement has been reached and we do not expect further sales under this agreement.

In July 2021, we appointed Octávio Costa, MD, as our Chief Medical Officer. In this role, Dr. Costa oversees global clinical development and regulatory affairs, and provides strategic direction for our pipeline. Dr. Costa joined us with over 30 years of experience overseeing clinical development, clinical operations, development strategy and global medical affairs. He has extensive Phase 1 through 4 clinical development expertise as well as regulatory experience. Dr. Costa’s previous roles include positions of increasing responsibility in clinical development at Merck, Celgene, Novartis and most recently as Chief Medical Officer at Rafael Pharmaceuticals. He has played an important role in the development and life-cycle management of significant marketed oncology products, including the blockbuster product REVLIMID® (lenalidomide).

Additionally, in June 2021, we appointed Andrew Cittadine, MBA, as our Chief Operating Officer. In this role, Mr. Cittadine provides leadership and oversight of our global operations and business and development strategy. Mr. Cittadine is an experienced healthcare executive and serial entrepreneur with a successful track record of identifying, founding, and building healthcare businesses from concept to commercialization to acquisition by Fortune Global 1000 firms. These include founding two successful diagnostic imaging companies, Sensant Corp. and American Biooptics, and leading both through stock or asset acquisitions, by Siemens and Olympus, respectively. His leadership experience also includes acting as startup CEO of a critical care company, SonarMed, which was acquired by Medtronic. He has managed manufacturing and quality systems implementation, execution of multi-center clinical trials, and regulatory clearances for new technologies in Europe and the U.S.

In February 2021, we dosed the first patient in our Phase 2b/3 VOICE trial of Validive® for the prevention of CRT-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”). In August 2021, we successfully reached our target of 20 activated clinical trial sites for the Phase 2b portion of the 2b/3 Validive® VOICE trial and have plans to continue to activate additional sites, potentially outside of the U.S.

Given the COVID-19 pandemic and its effects on clinical trials, we have adjusted our clinical development plans accordingly to fit what is feasible in the current environment. We have simplified the design of the previously planned Phase 3 clinical trial for our lead product candidate, Validive, to a seamless, adaptive Phase 2b/3 clinical trial design (our VOICE trial) that will allow us to minimize touch points with patients and sites. This trial design will allow us to immediately advance to the Phase 3 portion of the trial if supported by the interim data at the end of the Phase 2b portion of the trial. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

In August 2021, we announced clearance from the U.S. Food and Drug Administration (“FDA”) to proceed under our Investigational New Drug (“IND”) application with an open-label Phase 1b dose-escalation clinical trial evaluating camsirubicin plus growth factor support (pegfilgrastim) in patients with advanced soft tissue sarcoma (“ASTS”). We anticipate dosing the first patient in the fourth quarter of this year. Following completion of the Phase 1b clinical trial, we continue to expect that Grupo Español de Investigación en Sarcomas (“GEIS”) will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We believe we have funds sufficient to obtain topline results from the Phase 1b clinical trial. Additional funding will be required to support further development beyond our Phase 1b clinical trial.

Pursuant to our 50/50 collaboration development agreement with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to develop potential radioimmunotherapeutics (“RITs”) to treat severe COVID-19 (patients with SARS-CoV-2 infection), we have coupled MNPR-101 to therapeutic radioisotopes supplied by NorthStar. The resulting conjugates are designed to be highly selective agents that have the potential to kill aberrantly activated cytokine-producing immune cells. By eradicating these cells with a uPAR-targeted RIT (“uPRIT”), the therapeutic goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. Through July 31, 2021, we have incurred immaterial expense related to the NorthStar collaboration, while partnering with several key companies and institutions to further the collaboration’s development efforts. These collaborators include: IsoTherapeutics Group, LLC, which generated the uPRIT candidates; Aragen Bioscience Inc., which screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plans to perform preclinical testing and, if successful, clinical testing.

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

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world's top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our composition of matter U.S. patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore will explore how the immune system recognizes cancer cells treated with MNPR-202 and related analogs in preclinical models in order to guide the rational design of immunotherapy-chemotherapy combinations for the treatment of cancer.

Recent Patent Updates

In May 2021, we and NorthStar filed a provisional patent application with the U.S. Patent and Trademark Office (“USPTO”) titled “Bio-Targeted Radiopharmaceutical Compositions Containing Ac-225 and Methods of Preparation.” Radiopharmaceutical therapy is a promising approach to treat cancer and other diseases using radioactive metals bound with proteins/antibodies to target and kill cells. Actinium-225 (“Ac-225”) is emerging as a radioactive isotope of choice for radiopharmaceuticals due to favorable properties such as its long half-life, high potency, and induction of localized cell death. This provisional patent relates to the unexpected observation by us and NorthStar that using the metal binding agent 3,6,9,15-tetraazabicyclo[9.3.1]pentadeca-1(15),11,13-triene-3,6,9-triacetic acid (“PCTA”) to attach Ac-225 to MNPR-101 resulted in nearly 100% binding of Ac-225 to the PCTA-MNPR-101 conjugates. If validated through further evaluation, it could potentially improve efficacy and safety and enhance manufacturing efficiency of Actinium-based radiopharmaceuticals, the full potential of which are presently constrained by the price and scarcity of Ac-225.

Also in May 2021, we and NorthStar filed a provisional composition of matter patent application titled “Urokinase Plasminogen Activator Receptor-Targeted Radiopharmaceutical” covering a radiotherapeutic consisting of our proprietary antibody MNPR-101 bound to Ac-225 via the metal binding agent PCTA. This RIT demonstrated 98% radiochemical purity and high stability, and has the potential to be a highly selective, potent treatment for a variety of cancers, severe COVID-19, and other diseases characterized by aberrant uPA receptor expression.

Our Product Pipeline

Our Product Candidates

Validive (clonidine mucobuccal tablet; clonidine MBT)

Validive is a mucobuccal tablet (“MBT”) formulation of clonidine. The MBT formulation was developed to enhance oral mucosal drug delivery and provide high salivary concentrations of the active ingredient while minimizing systemic absorption. The Validive tablet is tasteless and self-administered once daily by affixing it to the outside of the upper gum where it dissolves slowly over the period of several hours, resulting in the extended release of clonidine into the oral cavity and oropharynx, the site of severe oral mucositis (“SOM”) following chemoradiation treatment (“CRT”) for OPC. Validive therapy is designed to begin on the first day of CRT and continue daily through the last day of CRT.

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

A pre-Phase 3 meeting with the FDA was held, and based on the meeting discussion a Phase 3 clinical protocol and accompanying statistical analysis plan (“SAP”) was submitted to the FDA for review and comments. We have also received protocol assistance and advice on our Phase 3 protocol and SAP from the European Medicines Agency Committee on Human Medicinal Products (EMA/CHMP/SAWP). Based on comments and guidance provided by FDA and EMA, and our analysis of the current COVID-19 pandemic and its effects on clinical trials, we have modified our original adaptive design Phase 3 clinical trial to be a seamless Phase 2b/3 (VOICE) clinical trial to better fit the current clinical research environment. The primary endpoint, absolute incidence of SOM, remains the same, but the overall design of the trial has been simplified and the touch points with the healthcare system have been minimized. We have now initiated clinical trial sites and commenced dosing in the Phase 2b portion of our VOICE trial. We anticipate the interim completion of Phase 2b portion of the VOICE trial will be reached in the first half of 2022, and the Phase 3 enrollment will be completed in the first quarter of 2023. We will need to raise additional funding or find a suitable pharmaceutical partner to complete the VOICE clinical program including, if required, completion of a second Phase 3 confirmatory clinical trial. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible extensions.

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

Camsirubicin is a proprietary doxorubicin analog. Doxorubicin is widely used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. Despite clinical studies demonstrating the anti-cancer benefit of higher cumulative doses of doxorubicin, the clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity at higher cumulative doses of drug. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer.

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

In June 2019, we executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with ASTS. GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma that has worked with many of the leading biotech and global pharmaceutical companies. Based on our current inability to gain timely regulatory approval to initiate the camsirubicin Phase 2 clinical trial in Spain, we plan to initiate the Phase 1b dose escalation clinical trial in the U.S. in the fourth quarter of 2021. Following completion of the Phase 1b clinical trial, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We believe we have funds sufficient to obtain topline results from the Phase 1b clinical trial. Additional funding will be required to support further development beyond the run-in clinical trial. Camsirubicin has been granted orphan drug designation for the treatment of soft tissue sarcoma in the U.S. and the EU.

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

A radioimmunotherapeutic (“RIT”) based on MNPR-101 is also being developed for the treatment of severe COVID-19 and other respiratory diseases. We have entered into a collaboration development agreement with NorthStar to develop potential uPRITs to treat severe COVID-19. This collaboration combines NorthStar’s expertise in the innovative production, supply, and distribution of important medical radioisotopes with our expertise in therapeutic drug development. We have coupled MNPR-101 with a therapeutic radioisotope in collaboration with NorthStar and IsoTherapeutics Group, LLC, which have generated the MNPR-101 RIT conjugates. uPAR seems to be selectively expressed on aberrantly activated immune cells. In response to coronavirus (SARS-CoV2) infection, these rogue immune cells produce pro-inflammatory cytokines that can cause runaway inflammation throughout the body, commonly referred to as a “cytokine storm.” It is this systemic hyper-inflammatory state that is thought to be largely responsible for the severe lung injury and further multiple organ damage that contributes to poor outcomes and death in patients with severe COVID-19.

In collaboration with NorthStar, we filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the USPTO on June 15, 2020. A full international application (International Application Number PCT/US2021/037416) that claims priority to the provisional filing date was filed under the Patent Cooperation Treaty (“PCT”) on June 15, 2021. This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even when oxygen support and mechanical ventilation are utilized. uPRITs have been designed with the goal of selectively eradicating the aberrantly activated immune cells responsible for causing cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, our Chief Scientific Officer. In addition to NorthStar and the IsoTherapeutics Group, LLC, which generated the uPRIT candidates, we have entered into collaborations with: Aragen Bioscience Inc., which screened the uPRIT candidates through preclinical biochemical testing; and Texas Lung Injury Institute / University of Texas Health Science Center at Tyler, which plans to perform preclinical testing and, if successful, clinical testing.

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

uPA and its receptor uPAR work together to drive aggressive tumor invasion, leading to metastasis, morbidity, and mortality in breast and other cancers. However, the amount of uPA in tumor is difficult to measure and currently requires a substantial amount of fresh frozen tissue. In a recent peer-reviewed publication, our antibody fragment (ATN-291 F(ab’)2) conjugated to a copper radiotracer enabled rapid PET visualization of tumors with uPA overexpression in a human breast cancer model in mice. PET imaging may expand the current application of uPA as a breast cancer biomarker non-invasively without the need to obtain substantial amounts of tumor biopsy tissue and enable the monitoring of tumor uPA levels during treatment. The publication demonstrates, and we may further research, the potential utility of our uPA antibody fragments as imaging agents in breast and other cancers.

MNPR-202

MNPR-202 is a camsirubicin analog, designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to be efficacious in certain cancers that are resistant to camsirubicin and doxorubicin. MNPR-202 and related analogs are covered under a newly issued U.S. composition of matter patent (US10,450,340).

In collaboration with CSI Singapore, we plan to evaluate the activity of MNPR-202 and related analogs in preclinical models of multiple types of cancer.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the sale of a biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA, EMEA, Latin America and Asia Pacific Region and launched multiple drugs in emerging markets. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. We continue to add experienced management to our team including the recent appointments of Dr. Costa as our Chief Medical Officer and Mr. Cittadine as our Chief Operating Officer. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Seven key elements of our strategy to achieve this goal are to:

●

Leverage data generated from the Phase 2 Validive clinical trial to position us effectively for a successful VOICE clinical program for Validive for SOM in OPC. In the Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to SOM onset was delayed, and the duration of disease in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, position us well for an effective VOICE clinical trial program.

●

Obtain FDA approval of Validive and approval of Validive in the EU to maximize the commercial potential of Validive in both the U.S. and the EU, and seek partnerships outside these markets. If the VOICE clinical program of Validive is successful and FDA approval is obtained, we currently intend to commercialize Validive in the U.S. and the EU ourselves, which may include establishing our own specialty sales force and seeking partnerships outside of these territories for regulatory approval and drug sales and distribution.

●

Advance the clinical development of camsirubicin, by pursuing indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which will allow camsirubicin to go head-to-head against doxorubicin, the current first-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single-arm Phase 2 study. Clinical benefit was proportional to dose and was consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction as to cumulative dose (doxorubicin is limited due to heart toxicity to 450 mg/m2 cumulative dose).

●

Continue the development of MNPR-101 and related molecules as therapeutic, diagnostic and imaging agents. We plan to continue the development of MNPR-101 for diagnostic, imaging and therapeutic use in severe COVID-19 and in cancer.

●

Continue the development of MNPR-202 and related analogs in multiple types of cancers.  The 2-pyrrilino camsirubicin analog (MNPR-202) and related analogs represent proprietary compositions of matter designed to retain the non-cardiotoxic backbone of camsirubicin but exhibit novel features in terms of antitumor activity and mechanism that distinguish these analogs from camsirubicin as well as from doxorubicin.

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

●

Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Pharma), and Tactic Pharma, LLC (“Tactic Pharma”) (sale of lead asset, choline tetrathiomolybdate, which was ultimately acquired by Alexion in June 2018 for $764 million; Alexion was recently acquired by AstraZeneca).

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

Recently Issued and Adopted Accounting Pronouncements

During the three months ended June 30, 2021, there were no relevant recently issued accounting pronouncements that would impact our financial position and our condensed consolidated results of operations and comprehensive loss.

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

Clinical Trials Expense

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. We estimate the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the three and six months ended June 30, 2021, and 2020 was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021, and 2020

The following table summarizes the results of our operations for the three and six months ended June 30, 2021, and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(in thousands)	2021	2020	Variance	2021	2020	Variance
Research and development expenses	$1,476	$832	$644	$2,683	$1,177	$1,506
General and administrative expenses	616	632	(16)	1,304	1,423	(119)
Total operating expenses	2,092	1,464	628	3,987	2,600	1,387
Operating loss	(2,092)	(1,464)	(628)	(3,987)	(2,600)	(1,387)
Interest income, net	12	18	(6)	23	63	(40)
Net loss	$(2,080)	$(1,446)	$(634)	$(3,964)	$(2,537)	$(1,427)

Research and Development Expenses

Research and Development (“R&D”) expenses for the three months ended June 30, 2021, were approximately $1,476,000, compared to approximately $832,000 for the three months ended June 30, 2020. This represents an increase of approximately $644,000 primarily attributed to increases in expenses of $238,000 due to annual R&D personnel salary increases, annual (non-cash) equity grants, salaries and benefits of new R&D personnel and the appropriate partial allocation of the CEO's salary and benefits to R&D expenses due to significant efforts related to the start-up of clinical trial activities, $276,000 for Validive clinical trial expenses, $113,000 for the planning of the camsirubicin Phase 1b clinical trial including regulatory and manufacturing-related costs and $17,000 in net increases to other R&D expenses.

R&D expenses for the six months ended June 30, 2021, were approximately $2,683,000, compared to approximately $1,177,000 for the six months ended June 30, 2020. This represents an increase of approximately $1,506,000 primarily attributed to increases in expenses of $512,000 due to annual R&D personnel salary increases, annual (non-cash) equity grants, salaries and benefits of new R&D personnel and the appropriate partial allocation of the CEO's salary and benefits to R&D expenses due to significant efforts related to the start-up of clinical trial activities, $453,000 for Validive clinical trial expenses, $421,000 for the planning of the camsirubicin Phase 1b clinical trial including regulatory and manufacturing-related costs, and $120,000 in net increases to other R&D expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2021, were approximately $616,000, compared to approximately $632,000 for the three months ended June 30, 2020. This represents a minor decrease of approximately $16,000.

G&A expenses for the six months ended June 30, 2021, were approximately $1,304,000, compared to approximately $1,423,000 for the six months ended June 30, 2020. This represents a decrease of approximately $119,000 primarily attributed to the appropriate partial higher allocation of the CEO's salary and benefits out of G&A into R&D expenses, partially offset by annual G&A personnel salary increases and annual (non-cash) equity grants.

Interest Income

Interest income for the three months ended June 30, 2021, decreased by approximately $6,000 versus the three months ended June 30, 2020, due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from funds raised in our Capital on DemandTM Sales Agreement with JonesTrading during the first quarter of 2021.

Interest income for the six months ended June 30, 2021, decreased by approximately $40,000 versus the six months ended June 30, 2020, due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from funds raised in our Capital on DemandTM Sales Agreement with JonesTrading during the six months ended June 30, 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2014 resulting in an accumulated deficit of approximately $36.1 million as of June 30, 2021. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales under our Capital on DemandTM Sales Agreement, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of July 31, 2021, will fund our planned operations at least through September 30, 2022.

We invest our cash equivalents in a money market account.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021, and 2020.

			Six Months Ended June 30, 2021, Versus
	Six Months Ended June 30,		Six Months Ended June 30, 2020
(in thousands)	2021	2020	Variance
Net cash used in operating activities	$(3,344)	$(2,121)	$(1,223)
Net cash provided by financing activities	10,897	1,454	9,443
Effect of exchange rates	3	(1)	4
Net increase (decrease) in cash and cash equivalents	$7,556	$(668)	$8,224

During the six months ended June 30, 2021, we had net cash inflow of approximately $7,556,000, compared to net cash outflow of $668,000 during six months ended June 30, 2020, an increase of approximately $8,224,000.

Cash Flow Used in Operating Activities

The increase of approximately $1,223,000 in cash flow used in operating activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily a result of increased R&D cash operating expenses partially offset by a decrease in G&A cash operating expenses.

Cash Flow Used in Investing Activities

There was no cash flow used in investing activities for the six months ended June 30, 2021, and 2020.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, of approximately $9,443,000 was primarily due to the increase of net proceeds from sales of our common stock under our Capital on DemandTM Sales Agreement with JonesTrading.

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

As a company, we have not completed development through marketing approvals of any therapeutic products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	advance the clinical development and execute the regulatory strategy for Validive;

●	advance the clinical development and execute the regulatory strategy for camsirubicin;

●	continue the preclinical activities and potentially enter clinical development of MNPR-101, MNPR-101 RIT (and related compounds) for severe COVID-19 and cancers;

●	continue the preclinical activities and potentially enter clinical development of MNPR-202 (and related analogs) for various cancer indications;

●	acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and/or clinical development of such drug product candidates;

●	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

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

We anticipate that the funds available as of July 31, 2021, will fund our operations at least through September 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the progress of clinical development and regulatory interactions and approvals of Validive;

●	the progress of clinical development and regulatory interactions and approvals of camsirubicin;

●	the progress of preclinical and clinical development of MNPR-101, MNPR-101 RIT (and related compounds) including activities through our collaboration with NorthStar;

●	the progress of preclinical and clinical development of MNPR-202 (and related analogs)

●	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials of future drug product candidates;

●	the costs, timing and outcomes of seeking and obtaining and maintaining FDA and international regulatory approvals;

●	the costs associated with manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

Expenditures are expected to increase in 2021 onward for:

●	clinical research services and clinical site fees for our VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial;

●

process development, manufacturing costs, clinical trial expenses and clinical database management of camsirubicin in connection with the Phase 1b dose escalation clinical trial and other future clinical development;

●	supporting the NorthStar collaboration;

●	preclinical studies (and if successful, clinical studies) of MNPR-101, MNPR-202 (and related analogs); and

●	employee compensation and consulting fees to support our product candidate programs including Validive, camsirubicin, MNPR-101, MNPR-101 RIT (and related compounds) and MNPR-202 (and related analogs).

We have activated clinical trial sites and are dosing patients in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in 2021 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. The anticipated operating cost increases in 2021 and onward are expected to be primarily driven by the funding of our VOICE clinical program, support of the camsirubicin clinical program, development of MNPR-101, MNPR-101 RIT (and related compounds) and development of MNPR-202 (and related analogs). Beyond our need to raise additional funding in the coming 12 months to complete the VOICE clinical program, we will also need significant additional funding thereafter in order to commercialize Validive if approved for marketing, support of the camsirubicin clinical program beyond the Phase 1b clinical trial, to support our collaboration with NorthStar, further development of MNPR-101, MNPR-101 RIT (and related compounds), further development of MNPR-202 (and related analogs) and generally to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization.

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine mucobuccal tablet; clonidine MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology). The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of July 31, 2021, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of our Phase 1b dose escalation clinical trial in the U.S. that we currently anticipate initiating in the fourth quarter of 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against the current first-line treatment for ASTS, doxorubicin. We will provide study drug and supplemental financial support for the clinical trial averaging approximately $2 million to $3 million per year. During the three and six months ended June 30, 2021, we incurred $0.3 million and $0.7 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing-related costs and database management expenses in support of our Phase 1b and GEIS’s Phase 2 camsirubicin clinical trial. During the three and six months ended June 30, 2020, we incurred $0.2 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing-related costs and database management expenses. We can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any intellectual property or clinical data.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of July 31, 2021, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 25, 2021.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
10.1	Employment Agreement of Andrew Cittadine - effective June 1, 2021	Filed herewith
10.2	Employment Agreement of Jose Octavio Pinto Costa Filho - effective July 12, 2021	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC

Dated: August 12, 2021	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC

Dated: August 12, 2021	By:	/s/ Kim R. Tsuchimoto
	Name:	Kim R. Tsuchimoto
	Title:	Chief Financial Officer (Principal Financial Officer)

