Form 10-K
period 2021-12-31
Monopar Therapeutics
filed 2022-03-24
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was $25,238,039 based on the closing price reported for such date on the Nasdaq Capital Market.

The number of shares outstanding with respect to each of the classes of our common stock, as of March 11, 2022, is set forth below:

Class	Number of shares outstanding
Common stock, par value $0.001 per share	12,604,514

The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2022 annual meeting of stockholders are incorporated by reference into Part III.

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

our ability to raise sufficient funds within the next 12 months in order for us to complete the Phase 3 portion of our ongoing Validive Phase 2b/3 clinical trial and, if required, complete a second confirmatory Phase 3 clinical trial, to continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial, to support further development of potential MNPR-101-derived radioimmunotherapeutics (RITs) and companion diagnostics to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection), and to support further development of MNPR-101, MNPR-202 and related compounds; as well as our ability to further raise additional funds in the future to support any future product candidate programs through completion of clinical trials, and our current and future product candidate programs through the approval processes and, if applicable, commercialization;

●	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

●	risks and uncertainties associated with our research and development activities, including our clinical trials, regulatory submissions, and manufacturing and quality expenses;

●	estimated timeframes for our clinical trials and regulatory reviews for approval to market products are uncertain;

●

the rate of market acceptance and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market any such products as compared to larger pharmaceutical firms;

●	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

●

our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources of experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms;

●

the impact of government laws and regulations including increased governmental control of healthcare and pharmaceuticals, including direct price controls driving lower prices and other governmental regulations affecting cost requirements and structures required to deliver therapeutic products;

●	the uncertain impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing;

●	the uncertain impact of the Russia-Ukraine conflict on our clinical material manufacturing expenses and timeline, as well as on general economic, trade and financial market conditions; and

●	uncertainty of our financial and operational projections and the development of new competitive products and technologies.

Although we believe that the risk assessments identified in such forward-looking statements are appropriate, we can give no assurance that such risks will be realized. Cautionary statements are disclosed in this Annual Report on Form 10-K, including without limitation statements in the section entitled “Item 1A - Risk Factors,” addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Annual Report on Form 10-K or elsewhere, including without limitation any forward-looking statements, except as required by law.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances projected in this information.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors” located elsewhere in this Annual Report on Form 10-K. These risks include, among others, the following:

●

We are a clinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

●

Funds raised to date are not sufficient to 1) complete the Phase 3 portion of our ongoing Validive Phase 2b/3 (“VOICE”) clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial; 2) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial; 3) support further development of potential MNPR-101-derived radioimmunotherapeutics and companion diagnostics to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection); or 4) support continued development of MNPR-101, MNPR-202 and related compounds. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing Validive or other product candidates, or enter into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will find a suitable partner on satisfactory terms.

●

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from various U.S. and international governmental agencies and would be severely harmed if we are not granted approval to manufacture and sell our product candidates.

●	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products, which would adversely affect our financial condition.

●

If we experience delays or difficulties in the enrollment of subjects in clinical trials, our receipt of necessary regulatory approvals will be delayed or prevented, which would materially delay our program schedules and adversely affect our financial condition.

●

We rely on third parties to conduct our active pharmaceutical ingredient manufacturing, our drug product manufacturing, non-clinical studies, and our clinical trials. If these third parties do not or cannot successfully carry out their contractual duties and meet expected deadlines or performance goals, the initiation or conduct of our clinical trials would be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, and our financial condition would be adversely affected.

●

The Russia-Ukraine conflict and resulting sanctions against Russia and Russian entities have increased fuel costs and may cause shipping delays and the broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials and may delay the manufacture of our clinical materials or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on our clinical programs and on our financial condition.

●

We face significant competition from other biotechnology and pharmaceutical companies, in our targeted medical indications, and our operating results would be adversely affected if we fail to compete effectively. Many competitors have greater organizational capabilities in our industry, much higher available capital resources, and established marketing resources and sales in the targeted markets. Competition and technological change may make our product candidates obsolete or non-competitive.

●	The termination of third-party licenses would adversely affect our rights to important compounds or technologies which are essential to market our products.

●

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to develop competing drugs, which would adversely affect our financial condition.

●

If we lose key management leadership, and/or the expertise and experience of our scientific personnel, and if we cannot recruit qualified employees or other highly qualified and experienced personnel for future requirements, we would be at risk to experience significant program delays and increased compensation and operational costs, and our business would be materially disrupted.

●	The ongoing COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability to raise additional funds.

PART I

Item 1. Business

You should read the following discussion in conjunction with our financial statements as of December 31, 2021, and the notes to such financial statements included elsewhere in this Annual Report on Form 10-K.

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

During 2021, we made significant strides in our clinical development programs and commenced a global Phase 2b/3 clinical trial of our lead product candidate, Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT), for the prevention of chemoradiotherapy (“CRT”)-induced severe oral mucositis (“SOM”) in patients with oropharyngeal cancer (“VOICE” trial). We also commenced a U.S.-based open-label, Phase 1b clinical trial of camsirubicin for the treatment of advanced soft tissue sarcoma (“ASTS”). We also continue to move forward with our three preclinical programs, which include MNPR-101, a urokinase plasminogen activator receptor (“uPAR”)-targeted antibody for the potential treatment of various cancers; MNPR-101 RIT, a radioimmunotherapeutic (“RIT”) based on MNPR-101 which continues development for the potential treatment of cancer and severe COVID-19 in collaboration with our partner, NorthStar Medical Radioisotopes, LLC; and MNPR-202, an analog of camsirubicin designed to potentially treat doxorubicin- and camsirubicin-resistant cancers which is being tested in preclinical models by our collaborator, the Cancer Science Institute of Singapore at the National University of Singapore.

To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive) which we are planning to pursue within the next 12 months. We also require additional funding to continue to develop camsirubicin through and beyond our ongoing Phase 1b clinical trial and to further fund our current and future product pipeline.

Our Product Pipeline

 Our Product Candidates

Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT)

Validive is designed to be used prophylactically to prevent SOM in patients undergoing CRT for oropharyngeal cancer (“OPC”). SOM is a painful and debilitating inflammation and ulceration of the mucous membranes lining the oral cavity and oropharynx in response to chemoradiation. The majority of patients receiving CRT to treat their OPC develop SOM, which remains one of the most common and devastating side effects of treatment in this indication. The potential clinical benefits to preventing SOM in patients include: reduced treatment discontinuations leading to potentially improved overall survival outcomes; reduced mouth and throat pain avoiding the need for feeding tube intervention; decreased long-term and often permanent debilitation arising from swallowing difficulties, neck and throat spasms, and lung complications due to food aspiration; and decreased reliance on pain medication. Our mucobuccal tablet (“MBT”) formulation is a novel delivery system for clonidine that allows for prolonged and enhanced local delivery of drug in the regions of mucosal radiation damage in patients with OPC. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible patent extensions.

In September 2017, we exercised an option to license Validive from Onxeo S.A., the company that developed Validive through its Phase 2 clinical trial. In the completed Phase 2 clinical trial, Validive demonstrated clinically meaningful efficacy signals within the 64-patient OPC population randomized to placebo, Validive 50 µg dose and Validive 100 µg dose. The absolute incidence of SOM in OPC patients who received a dose of Validive 100 µg once per day was reduced by 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, and 38.9% in Validive 100 µg group). The median time to onset of SOM was 37 days in the placebo cohort; 45 days in the Validive 50 µg cohort and no median time of onset was reached in the Validive 100 µg group since fewer than half of this cohort of patients developed SOM. There was also a 37.8% reduction in the median duration of the SOM for the Validive 100 µg group versus placebo (41.0 days placebo group, 34.0 days Validive 50 µg group, and 25.5 days Validive 100 µg group) in patients that developed SOM. Median duration of SOM across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. A positive dose response was seen in each of these three clinical endpoints. Additionally, patients in the Validive cohorts in the Phase 2 clinical trial demonstrated a safety profile similar to that of placebo. Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 2b/3 and confirmatory Phase 3 clinical program.

SOM typically arises in the immune tissue at the back of the tongue and throat, which comprise the oropharynx, and consists of acute severe tissue damage and pain that prevents patients from swallowing, eating and drinking. Validive stimulates the alpha-2 adrenergic receptor (alpha-2AR) on macrophages (white blood cells present in the immune tissues of the oropharynx) suppressing pro-inflammatory cytokine expression. Validive exerts its effects locally in the oral cavity and oropharynx over a prolonged period of time through its unique MBT formulation. Patients who develop SOM are also at increased risk of developing late onset toxicities, including trismus (jaw, neck, and throat spasms), dysphagia, and lung complications, which are often irreversible and lead to increased hospitalization and the need for further interventions sometimes years after completion of CRT. We believe that the prevention of SOM by Validive will have the potential to reduce treatment discontinuation and/or treatment delays potentially leading to improved survival outcomes and reducing or eliminating these long-term morbidities resulting from CRT.

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

Reduction in the incidence of SOM. SOM can increase the risk of acute and chronic comorbidities, including dysphagia, trismus and lung complications, which are often irreversible and lead to increased hospitalization and the need for additional interventions. In a Phase 2 clinical trial, the OPC patient cohort treated with Validive 100 µg demonstrated a reduction in the absolute incidence of SOM compared to placebo of 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, 38.9% in Validive 100 µg group). A reduced incidence of SOM in OPC patients may lower the risk of acute and chronic comorbidities, and improve clinical outcomes and quality of life.

Delay in the time to onset of SOM. SOM can cause cancer treatment delay and/or discontinuation, which seriously impacts overall survival outcomes. In the Phase 2 clinical trial, OPC patients had a time to onset of SOM of 37 days in the placebo cohort; 45-day time to onset of SOM in the Validive 50 µg cohort; and a median time was not reached in the Validive 100 µg group as fewer than half of the patients developed SOM. Prolonging time to onset of SOM typically leads to fewer missed CRT treatments, resulting in improved overall survival outcomes.

Decrease in the duration of SOM. Longer duration of SOM leads to a higher risk of the need for parenteral nutrition and lower quality of life. SOM patients experience difficulty or inability to drink and/or eat, and difficulty in swallowing often results in malnourishment and feeding tube intervention. The Phase 2 clinical trial data demonstrated a 15.5-day reduction (by 37.8%) in the duration of SOM for patients treated with Validive 100 µg (41-day median duration with placebo, 34 days with the Validive 50 µg group, and 25.5 days for the Validive 100 µg group) in patients that developed SOM. Median duration across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 ug and 100 µg groups. Reduced duration of SOM has the capacity to result in lower risk of malnourishment and feeding tube intervention, and fewer treatment terminations/delays.

While not designed by us, Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 2b/3 (VOICE) clinical trial.

Given the COVID-19 pandemic and its effects on clinical trials, we have adjusted our clinical development plan accordingly to fit what is feasible in the current environment. We have simplified the design of the previously planned Phase 3 clinical trial for Validive for the prevention of CRT-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”), to a seamless Phase 2b/3 design. This design is based on a binary primary endpoint, incidence of SOM, and minimizes touch points with the clinical trial sites and patients. Validive is a once daily self-administered mucoadhesive tablet which can be taken in the patient’s home setting. The VOICE trial (NCT04648020) is randomized, placebo-controlled and double blinded and allows a sample size adjustment for the Phase 3 portion of the trial if supported by the interim analysis at the end of Phase 2b, anticipated to be mid-2022. Based on findings extracted from public reporting of recently completed SOM trials, we are presently evaluating potential enhancements to and exact timing of the interim analysis. As of March 11, 2022, the VOICE trial had 44 active clinical trial sites in the U.S. and Europe and continues to open additional sites globally. The entire trial has been designed to enroll up to 260 evaluable patients. This modification in design allowed us to activate and commence dosing the VOICE trial in early 2021 without requiring near-term financing.

To complete the Phase 3 portion of the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible patent extensions

Validive U.S. Market Opportunity

The incidence of HNC (all anatomical types, including larynx, oral cavity, oropharynx, etc.) in the U.S. was estimated to be approximately 65,630 cases in 2020 (American Society of Clinical Oncology, cancer.net). The most rapidly growing type of HNC is OPC. The oropharynx is comprised largely of immune tissue and includes the soft palate, the base (rear one third) of the tongue, and the tonsils. In the U.S., the incidence of OPC is estimated to be greater than 40,000 cases in 2021. The majority of these OPC patients (approximately 70%) are human papilloma virus positive (“HPV+”). The incidence of OPC is also increasing in the rest of the world (>30% of HNC), with >50% of all OPC being HPV+. While certain types of HNC have been in decline in the U.S., such as laryngeal cancer as a result of a reduction in the smoking population, the total incidence of HNC has been growing steadily primarily due to OPC. The increase in OPC is directly associated with increased infection with the human papilloma virus. The incidence of HPV+ OPC has outpaced the incidence of HPV– HNC by 4-5-fold over the past decade. This trend of HPV+ OPC driving an increase in overall HNC is expected to continue for some time as the relatively recent introduction of a vaccine designed to prevent the transfer and colonization with HPV is only effective if administered prior to infection, and until October 2018, it was only recommended for those under the age of 26 (newer U.S. Food and Drug Administration (“FDA”) guidelines include those up to age 45). Even for those under the age of 26 who are eligible for the vaccine, oral HPV infections are predicted to increase due to the lack of adequate use of HPV vaccinations. Approximately 50% of eligible females and 33% of eligible males are presently being vaccinated.

Most OPC is caused by the HPV16 strain, with virus detectable in the tumor. More than 3% of adult men and 1% of adult woman have HPV16 detectable in their saliva at any one time. The virus is transmitted through sexual contact and CDC estimates 10% of men and 3.6% of women in the U.S. have an active oral HPV infection. The latency period for that proportion that do go on to develop HPV+ OPC is 15-20+ years. This HPV+ OPC population is expected to be a long-term driver of the incidence of OPC, and the resultant SOM associated with what is frequently curative therapy for this serious malignancy.

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

Validive Phase 2 Clinical Trial Data

In October 2015, the results from an international Phase 2 clinical trial of Validive were announced, demonstrating promising signs of clinical activity and safety compared to placebo. The trial enrolled 183 HNC patients and was conducted in more than thirty centers in Europe and the United States. Patients who had undergone surgical resection of their head and neck cancer with curative intent and who were planned to receive at least 50 Gray (Gy) of radiation in combination with chemotherapy, regardless of anatomical location of disease, were included in this study. This global, multi-center, double-blind, randomized, placebo-controlled, three-arm study (NCT01385748) compared the efficacy and safety of Validive 50 µg and 100 µg to placebo in patients with HNC receiving CRT. Of the 183 HNC patients, 64 had OPC (placebo = 24, Validive 50 µg = 21, Validive 100 µg = 19). Validive and placebo were administered once daily beginning 1 to 3 days prior to CRT and continuing until the end of chemoradiation.

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

■ Incidence of SOM in OPC Patients

Validive has demonstrated reduced incidence of SOM in a Phase 2 clinical trial (p=0.09)

●

Patients on Validive experienced a delay in the time to onset of SOM. Patients receiving placebo experienced a median time to onset of SOM of 37 days; patients receiving Validive (50 µg one per day) experienced a 45-day median time to onset of SOM; and patients receiving Validive (100 µg once per day) did not reach a median time to onset. A comparison of hazards for time to onset demonstrated that patients that received Validive 100 µg had a hazard ratio (HR)=0.48 compared to placebo.

●

Patients receiving Validive experienced a decrease in the median duration of SOM. In patients that developed SOM, a 15.5-day reduction (by 37.8%) in the median duration of SOM was observed in patients treated with Validive 100 µg (41-day median duration with placebo, 34 days in the Validive 50 µg group, and 25.5 days in the Validive 100 µg group). Median duration across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups.

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

●

A dose response was observed with the Validive 100 µg dose, demonstrating a trend toward superiority over the Validive 50 µg dose as well as placebo. Individual patient-level data supports advancing the Validive 100 µg dose into Phase 2b/3.

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

Clonidine Inhibits the Production of Pro-Inflammatory Cytokine Release from Oral Tissue

** = different from SP treatment alone, p<0.01

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

Our second product candidate, camsirubicin, is a novel analog of doxorubicin which has been designed to reduce the cardiotoxic side effects generated by doxorubicin while retaining anti-cancer activity. A Phase 2 clinical trial for camsirubicin has been completed in patients with advanced (e.g., unresectable or metastatic) soft tissue sarcoma (“ASTS”). Average life expectancy for these patients is 12-15 months. In this study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction of cumulative dose in patients with ASTS. Although doxorubicin has been the standard of care treatment for ASTS for over 40 years, doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2. Even if a patient is responding to doxorubicin, their treatment is discontinued once this lifetime cumulative dose has been reached.

Camsirubicin is a proprietary doxorubicin analog that is selective for topoisomerase II-alpha. Doxorubicin is used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. Despite clinical studies demonstrating the anti-cancer benefit of higher cumulative doses of doxorubicin, the clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer to improve anti-tumor activity

Camsirubicin has been engineered specifically to retain the anticancer activity of doxorubicin while minimizing its toxic effects on the heart. Similar to doxorubicin, the antitumor effects of camsirubicin are mediated through the stabilization of the topoisomerase II complex after a DNA strand break and DNA intercalation leading to tumor cell apoptosis (cell death). Inhibiting the topoisomerase II-alpha isoform is desired for the anti-cancer effect, while inhibiting the topoisomerase II-beta isoform has been demonstrated to mediate, at least in part, the cardiotoxicity associated with all anthracycline drugs currently used in the clinic. Camsirubicin is substantially more selective than doxorubicin for inhibiting topoisomerase II-alpha versus topoisomerase II-beta. This selectivity may partly explain the minimal cardiotoxicity that has been observed for camsirubicin in preclinical and clinical studies to date. We believe that these attributes provide a strong rationale for developing camsirubicin as a monotherapy as well as in combination with other anticancer agents, without potential restrictions on cumulative dose, and offer the opportunity to pursue a large market opportunity for camsirubicin in a broad spectrum of cancer types.

Based on the encouraging clinical results to date, in September 2021, we commenced an open-label, Phase 1b dose escalation trial of camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in the U.S. as first-line treatment for patients with ASTS. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients who are responding on treatment. These are patients who are not candidates for surgery or radiation treatment, and are largely made up of patients with metastatic disease. Doxorubicin is the current standard of care in the first-line setting for these patients. We have enrolled two dose-level cohorts to-date, and we continue to enroll patients in the Phase 1b dose escalation trial in ASTS patients to evaluate higher doses of camsirubicin than have been used in the previous Phase 1 and Phase 2 trials. We are currently enrolling the third dose-level cohort. Although this Phase 1b is designed to determine the maximum tolerated dose of camsirubicin, given the historical dose-dependent anti-tumor response repeatedly demonstrated with doxorubicin, efficacy measurements are being tracked in these patients as the dose is increased. We believe we have funds which could be sufficient to obtain topline results from the Phase 1b clinical trial, but this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating. Additional funding is expected to be required to support further development through and beyond our ongoing Phase 1b clinical trial.

In June 2019, we entered into a clinical collaboration with Grupo Español de Investigación en Sarcomas (“GEIS”). GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma, that has worked with many of the leading biotech and global pharmaceutical companies. Following completion of our Phase 1b clinical trial, we expect that GEIS will lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin in patients with ASTS. The Phase 2 clinical trial is estimated to enroll 170 ASTS patients with the primary endpoint of the trial being progression-free survival, with secondary endpoints including response rate, overall survival and incidence of treatment-emergent adverse events. We will provide study drug to GEIS and supplemental financial support for the clinical trial. In addition to camsirubicin’s orphan drug designation in the U.S. by the FDA, the European Commission also granted orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU in November 2019.

Camsirubicin U.S. Market Opportunity

Camsirubicin is an analog of doxorubicin, the first anthracycline to gain FDA approval. Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. They have demonstrated efficacy in a wide variety of cancers, including soft tissue sarcoma, breast cancer, lung cancer, ovarian cancer, and lymphomas, among other types. Although doxorubicin was approved decades ago, it is still widely used. According to QY Research, in 2020 the global doxorubicin market was $1.1836 billion, and expected to grow at a 7.7% compounded annual growth rate, with projections surpassing $1.8 billion by 2026. According to IMS Health (now known as IQVIA), in 2015 the European Union had over $270 million in sales between doxorubicin HCl and liposomal doxorubicin. Liposomal versions of doxorubicin (e.g., Doxil®) demonstrated that a different formulation of doxorubicin with improved clinical benefits can command a significantly higher price premium compared to generic doxorubicin HCl.

The market opportunity for the first indication, ASTS, is anticipated to be substantial. In 2020, there were an estimated 13,130 new cases of soft tissue sarcoma (STS) in the U.S., and approximately 5,350 deaths from STS, mainly from metastatic disease. Additionally, a few years ago a PDGFR-targeted antibody (olaratumab) was granted accelerated approval based on data from an open label Phase 2 trial. In 2019, the olaratumab Phase 3 trial as first line for advanced soft tissue sarcoma came back negative, resulting in the drug being pulled from the market. Olaratumab had just completed its second full year on the market in the U.S. and abroad before being pulled, reaching over $304 million in sales in 2018, demonstrating the large unmet medical need and considerable market opportunity in ASTS.

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

MNPR-101 (formerly huATN-658) and MNPR-101 RIT

Our third program, MNPR-101 (formerly huATN-658), is a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”). MNPR-101 and compounds based on it have potential in a variety of cancers as well as in severe COVID-19. uPAR is highly expressed in tumors while healthy tissue rarely, if ever, expresses uPAR. In the context of COVID-19, uPAR cell surface expression is upregulated on aberrantly activated immune cells (i.e., macrophages), which then produce inflammatory molecules called cytokines that contribute to the severe symptoms observed in COVID-19. The expression of uPAR on diseased cells and tissues allows for selective targeting of MNPR-101, which may be modified to carry therapeutic payloads.

MNPR-101 represents a novel approach for drug targeting of uPAR as it does not interfere with normal binding of uPA to uPAR. It instead blocks the CD11b (alpha-M)-uPAR interaction. MNPR-101 is believed to have potential activity against many different cancer types and respiratory diseases including severe COVID-19 because it:

●

is selectively expressed on metastatic tumor, tumor-associated immune, and angiogenic endothelial cells, but not on most normal cells. Several Phase 1 positron emission tomography (“PET”) imaging studies in human advanced cancer patients show that uPAR can only be detected in the tumor and not in normal tissues;

●

is central to several extracellular and intracellular oncogenic pathways required for metastasis (inhibiting the uPA system in turn inhibits many other downstream targets, such as MAPK, AKT, MEK, and FAK, that are currently being targeted by other companies);

●	is expressed on immune cells that allow the tumor to evade recognition by the immune system;

●	is expressed by aberrantly activated immune cells in the context of respiratory disease and chronic inflammation (i.e., severe COVID-19);

●	mediates antibody-dependent cellular cytotoxicity (ADCC); and

●	has the potential to interfere at several different signaling pathways that converge at uPAR.

Based upon the anticipated non-overlapping toxicity and distinct mechanism of action, we plan to develop MNPR-101 in combination with existing cancer therapies. The selective expression of uPAR in tumors underpins our expectation that MNPR-101 will be well-tolerated and amenable to a variety of treatment approaches, including combinations with existing treatments, radiopharmaceutical, and antibody-drug conjugate approaches. Published preclinical data have shown the ability of MNPR-101 to enhance the anti-tumor activity of chemotherapies such as paclitaxel and gemcitabine. The expression and targeting of uPAR, in general, also suggests that MNPR-101 may combine with other targeted agents that mediate signaling leading to tumor growth including the ability of tumors to evade immune response. In particular, uPAR is selectively expressed on cells of the myeloid lineage, such as myeloid derived suppressor cells, neutrophils and macrophages, all of which drive tumor progression and may mediate resistance to immune checkpoint inhibitors. Our current thinking is to run a Phase 1a/1b trial in indications where uPAR expression is highly prevalent, and explore novel combinations in the Phase 1b portion. These indications could include glioblastoma, metastatic melanoma, pancreatic, metastatic breast and ovarian cancers.

MNPR-101 as a Potential Imaging Agent

Beyond the potential use of MNPR-101 as a therapeutic, the selectivity of uPAR expression in human cancer also makes it an attractive target for the development of imaging agents for the diagnosis and surveillance of a wide variety of cancer types. In collaboration with colleagues at Leiden University Medical Center (“LUMC”), a multimodal imaging probe developed using the MNPR-101 antibody backbone was tested in vivo in human bladder cancer models. Frequent expression of uPAR in bladder cancer (>96%) has been demonstrated to be localized at the tumor periphery. The results in the bladder cancer models suggest that using an imaging probe derived from MNPR-101 may allow surgeons to better visualize the borders of the tumor, potentially resulting in more complete tumor resection and thereby minimizing relapse. Similar approaches have been utilized successfully in the resection of other tumor types, such as breast cancer, and are now commercially available.

Bladder cancer is often treated with transurethral resection to remove cancerous tissue; however, many resections are incomplete, and recurrence can occur in up to 78% of patients within 5 years. Up to 40% of recurrent cases develop muscle invasive disease, which has a poor prognosis and requires complete removal of the bladder. Many patients with muscle-invasive bladder cancer go on to develop and succumb to metastatic disease. A publication in the European Journal of Cancer (Baart et al. 2021) reported that high expression of uPAR in bladder cancer is localized at the tumor periphery, suggesting that using a fluorescent-conjugated MNPR-101 probe might allow surgeons to better visualize the borders of the tumor, potentially resulting in more complete tumor resection and thereby minimizing relapse. Similar approaches have been utilized successfully in the resection of other tumor types, such as breast cancer.

uPA and its receptor uPAR work together to drive aggressive tumor invasion, leading to metastasis, morbidity, and mortality in breast and other cancers. However, the amount of uPA in tumor is difficult to measure and currently requires a substantial amount of fresh frozen tissue. In a recent peer-reviewed publication, our antibody fragment (ATN-291 F(ab’)2) conjugated to a copper radiotracer enabled rapid PET visualization of tumors with uPA overexpression in a human breast cancer model in mice. PET imaging may expand the current application of uPA as a breast cancer biomarker non-invasively without the need to obtain substantial amounts of tumor biopsy tissue and enable the monitoring of tumor uPA levels during treatment. The publication demonstrates the potential utility of our uPA antibody fragments as imaging agents in breast and other cancers.

MNPR-101 Conjugate uPRIT as a Potential Diagnostic and Therapeutic for Cancer and Severe COVID-19

We continue to collaborate with NorthStar Medical Radioisotopes, LLC (“NorthStar”) and have extended our 50/50 radiopharmaceutical partnership for 2022. Our collaboration has generated a radioimmunotherapeutic candidate, MNPR-101-PCTA, that is being evaluated as a potential diagnostic and therapeutic agent (same backbone but utilizing a different radioisotope as the diagnostic) in cancer and severe COVID-19. Our collaboration combines NorthStar’s expertise in the innovative production, supply, and distribution of important medical radioisotopes with our expertise in therapeutic drug development. NorthStar and we have filed provisional composition of matter patents covering the Actinium-based radiopharmaceutical drug candidate (MNPR-101-PCTA-Ac-225) and peer-reviewed publications are published highlighting the utility of MNPR-101 and MNPR-101 fragment conjugates as uPAR-targeted imaging agents in numerous cancers. We are currently evaluating pathways to initiating a first-in-human study.

In collaboration with NorthStar, we have filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the U.S. Patent and Trademark Office (“USPTO”). This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even with oxygen support and mechanical ventilation. uPRITs have been designed with the goal of selectively eliminating the aberrantly activated immune cells responsible for causing the cytokine storm. By eradicating these cells with a targeted uPRIT, the goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, our Chief Scientific Officer.

MNPR-101 Preclinical Studies

MNPR-101 has demonstrated significant anti-tumor activity as a monotherapy in numerous preclinical models of tumor growth as well as an enhanced effect when used in combination in vivo with multiple different approved chemotherapeutics.

MNPR-202 and Related Analogs

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world’s top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our U.S. composition of matter patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore is currently testing MNPR-202 in preclinical cancer models.

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrocholoride mucobuccal tablet; clonidine HCI MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology). The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 11, 2022, we have not been required to pay Onxeo any other funds under the agreement.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with ASTS. Following completion of the Phase 1b clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. During the year ended December 31, 2020, we incurred $1.4 million in expenses related to the GEIS collaboration including clinical material manufacturing-related expense, clinical consulting, database management expenses and intellectual property expenses. We continued with the GEIS collaboration through the first quarter of 2021 and incurred $0.3 million in expenses related to the collaboration. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S.

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the license, we are to pay only upon developmental and sales milestone achievements which could reach up to $14.925 million if we achieve all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that we will reach any milestones. As of March 11, 2022, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

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

MNPR-101 RIT

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

In May 2021, we and NorthStar filed a provisional patent application with the USPTO titled “Bio-Targeted Radiopharmaceutical Compositions Containing Ac-225 and Methods of Preparation.” Radiopharmaceutical therapy is a promising approach to treat cancer and other diseases using radioactive isotopes bound with proteins/antibodies to target and kill cells. If validated through further evaluation, it could potentially improve efficacy and safety and enhance manufacturing efficiency of Actinium-based radiopharmaceuticals, the full potential of which are presently constrained by the price and scarcity of Ac-225.

Also in May 2021, we and NorthStar filed a provisional composition of matter patent application titled “Urokinase Plasminogen Activator Receptor-Targeted Radiopharmaceutical” covering a radiotherapeutic consisting of our proprietary antibody MNPR-101 bound to Ac-225 via the isotope binding agent PCTA. This RIT demonstrated 98% radiochemical purity and high stability and has the potential to be a highly selective, potent treatment for a variety of cancers, severe COVID-19, and other diseases characterized by aberrant uPA receptor expression.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of Validive, camsirubicin, MNPR-101, MPNR-101 RITs or MNPR-202, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third-party contract manufacturers for all our required raw materials, Active Pharmaceutical Ingredients (“API”), and finished drug products for our preclinical and clinical studies. Both COVID-19 and the Russia-Ukraine conflict, and related impacts on inflation and supply chain logistics, may impact the cost and delay shipping of supplies for our clinical materials manufacturing due to the rising cost of fuel and sanctions that may delay global shipping. We have completed manufacturing of the clinical batches of drug product for Validive that are currently being utilized in our ongoing Phase 2b/3 VOICE clinical trial and for camsirubicin which are being used in our ongoing Phase 1b dose-escalation camsirubicin clinical trial. We are in the midst of manufacturing more Validive and camsirubicin for the clinical trials. We continue to develop MNPR-101 RIT and MNPR-202 for potential scale-up.

Sales and Marketing

In light of our stage of corporate development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the U.S. and potentially in Europe with our own focused, specialty sales force to be developed. We would expect to conduct most of the buildout of this organization following approval in the U.S. or following similar marketing authorizations in Europe of any of our product candidates. We expect to explore commercialization of Validive and potentially other product candidates in certain markets outside the U.S., including the EU, utilizing a variety of collaboration, distribution and other sales and marketing arrangements with one or more third parties.

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

Validive

There is no effective standard of care or FDA approved preventive or therapeutic treatment for patients that develop chemoradiation-induced SOM. Only symptomatic treatments such as opioids and palliative mouthwashes are available but have no effect on the occurrence, time to onset, or duration of SOM. Our primary competitor is a dismutase mimetic which recently completed its Phase 3 clinical development, and is administered through a daily 60-minute intravenous (“IV”) infusion to be completed within an hour before each radiation treatment. Validive, in comparison, is an easy to use, once daily self-administered oral/buccal tablet that acts locally at the sites of SOM.

Camsirubicin

We believe our camsirubicin program, if approved, could replace doxorubicin as the first-line treatment for ASTS. In addition, we believe that camsirubicin would compete with a number of currently available anthracycline-based drugs on the market for other cancer indications. These are largely derivatives of doxorubicin, or reformulations of doxorubicin such as liposomal doxorubicin (e.g., Doxil, sold by Johnson & Johnson). All of these have the issue of cardiotoxicity. In addition to approved products, there are a number of product candidates in development, largely as new formulations or derivatives of doxorubicin.

Our MNPR-101, MNPR-101 RIT and MNPR-202 programs are in the early stages of development and the most susceptible to all of the competitive factors listed in the first paragraph of this section.

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical product candidates that we develop must be approved by the FDA before they may be legally marketed in the U.S. See “Risk Factors – Risks Related to Clinical Development and Regulatory Approval”.

U.S. Pharmaceutical Product Development Process

In the U.S., the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial enforcement. FDA enforcement could result in refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a non-biological pharmaceutical product may be marketed in the U.S. generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”), and other applicable regulations;

●	Submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical studies may begin;

●

Performance of adequate and well-controlled human clinical studies according to the FDA’s current Good Clinical Practices (“GCP”), to establish the safety, efficacy and optimum dose of the proposed pharmaceutical product for its intended use;

●	Submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”), for a new pharmaceutical product;

24

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

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as in-vitro and animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold, or the sponsor withdraws the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, it is not certain that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical studies.

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

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

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

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new pharmaceutical products that meet certain criteria. Validive has Fast Track designation. New pharmaceutical products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. The Fast Track designation must be requested by the sponsor. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. With a Fast Track designated product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA or BLA, if the FDA agrees to accept sections of the NDA or BLA and determines that the schedule is acceptable and if the sponsor pays any required user fees upon submission of the first section of the NDA or BLA.

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

Compliance with Environmental Laws

Since we do not have our own laboratory or manufacturing facilities, we do not estimate any annual costs of compliance with environmental laws.

Employees

Our operations are currently managed by six individuals (including our executive chairman and our Acting Chief Medical Officer), of whom three have a PhD, two have an MD, two have an MBA, one has an MSc in health economics and policy, one has an MS from Stanford University, and one is a former CPA. They have worked at industry leading companies such as BioMarin Pharmaceutical Inc., Raptor Pharmaceuticals, Abbott Laboratories, and Onyx Pharmaceuticals. As of March 11, 2022, we had ten employees; nine of whom were full-time. We anticipate hiring additional employees in clinical operations, regulatory affairs and other departments, to help manage our clinical studies, regulatory submissions, and manufacturing to support Validive and camsirubicin program development, business development and corporate strategy. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing, quality assurance, and regulatory affairs.

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

Trademark Notice

We have a registered trademark with the USPTO for “Validive.”. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used herein.

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

We commenced operations in December 2014 and have an operating history of seven years. Therefore, there is limited historical financial or operational information upon which to evaluate our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early clinical stages of operations. Many, if not most, companies in our industry at our stage of development never become profitable and are acquired, merge, sell major product assets or go out of business before successfully developing any product that generates revenue from commercial sales and enables profitability.

From inception in December 2014 through December 31, 2021, we have incurred losses of approximately $41.3 million, which includes $13.5 million of non-cash in-process research and development, which was incurred in connection with our acquisition of camsirubicin. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates and will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through an at-the-market sales program, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin and related assets.

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

The funds raised to-date from the sales of our common stock we believe could be sufficient for us to obtain topline results for our ongoing open-label Phase 1b camsirubicin clinical trial (but this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating) and to complete the Phase 2b and commence the Phase 3 portion of our ongoing Validive Phase 2b/3 (VOICE) clinical program, but will not be sufficient for us to complete our VOICE clinical program, including if we need to run a second confirmatory Phase 3 clinical trial, which will require that we raise significant additional funds or find a suitable pharmaceutical partner. If we are able to raise additional funds within the next 12 months, to complete our VOICE clinical program and support further development through and beyond our ongoing Phase 1b camsirubicin clinical trial, it may not be on favorable terms. If we are unable to raise enough funds in the future, or find a suitable pharmaceutical partner, we may have to discontinue or delay our Validive clinical development and/or any other of our current or future product candidates.

In order to be commercially viable, we must successfully research, develop, test, obtain regulatory approval for, manufacture, introduce, market and distribute Validive, camsirubicin, MNPR-101, MNPR-101 RIT, MNPR-202, and, if applicable, any current and future product candidates we may develop. The estimated required capital and time-frames necessary to achieve these developmental milestones as described in this Annual Report on Form 10-K or as we may state from time to time is subject to inherent risks, which are beyond our control. Clinical development of Validive, camsirubicin, MNPR-101, MNPR-101 RIT, and MNPR-202 will require significant funds. Proceeds to-date from the sales of our common stock we believe could be sufficient for us to complete our ongoing open-label Phase 1b camsirubicin clinical trial (but this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating)  and complete the Phase 2b and commence the Phase 3 portion of our ongoing Validive Phase 2b/3 (VOICE) clinical program, but will not be sufficient for us to complete our VOICE clinical program, including if we need to run a second confirmatory Phase 3 clinical trial and support further development through and beyond our ongoing Phase 1b camsirubicin clinical trial. This will require that we raise significant additional funds or find a suitable pharmaceutical partner within the next 12 months to complete the VOICE clinical program, support further development of camsirubicin through and beyond our ongoing Phase 1b, to support MNPR-101, MNPR-101 RIT and MNPR-202 and related compounds in various indications and generally to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization, If we are able to raise financing, it may be on terms that are unfavorable to us and if we are unable to raise sufficient funds or find a suitable pharmaceutical partner, we may have to discontinue or delay clinical development of Validive and/or any other of our current or future product candidates.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, resulting in significant disruptions to Chinese manufacturing and supply chain, as well as travel restrictions in many countries. In March 2020, COVID-19 was designated a global pandemic and many countries, including the U.S., declared national emergencies and implemented preventive measures by limiting large public gatherings, setting separation distances between individuals (social distancing), rules for mandatory use of personal protective equipment (primarily masks) and in shelter-in-place mandates. Many employers restricted non-essential work travel and required that employees work from their homes to limit personal interaction if required by local regulations. In response to the current COVID-19 pandemic and its effects on clinical trials, we modified the original adaptive design Phase 3 clinical trial for our lead product candidate, Validive, to be a Phase 2b/3 VOICE clinical trial to better fit the types of trials which can enroll patients in the current environment. We have activated sites and commenced dosing in our VOICE clinical program. The Phase 3 portion of the VOICE trial is anticipated to start immediately after the Phase 2b portion. To complete VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will need to raise additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur, and the ongoing COVID-19 pandemic continues to create uncertainties and challenges to our ability to seek additional funding and explore collaborations and partnerships.

While we are currently continuing our ongoing clinical trials, the COVID-19 pandemic and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, generally. As a result of the COVID-19 pandemic, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

33

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

The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which remain highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the global availability and acceptability of the vaccination roll-out, the continued efficacy of available vaccines, the potential and duration of another major outbreak and the impacts of new variations of the virus, continued or reimplemented travel restrictions, local states of emergency requiring quarantines and shelter-in-place orders, adherence to social distancing and mask-wearing recommendations in the U.S. and other countries and the availability of effective global therapeutics to treat COVID-19.

The Russia-Ukraine conflict may have global effects on fuel costs and shipping and broader impacts on economic, trade and financial market conditions, which could delay the shipping of supplies for our clinical material manufacturing, potentially resulting in increased manufacturing expenses, delays to our clinical programs and adverse effects on our financing activities and financial condition.

The Russia-Ukraine conflict is a volatile situation, resulting in financial services and banking instability in the region The U.S. and other countries’ sanctions against Russia and Russian entities, together with existing inflationary conditions and supply chain challenges arising in the wake of the COVID-19 pandemic, are affecting fuel costs and shipping, resulting in higher costs and delays for various types of supplies. These cost increases and delays may affect our clinical material manufacturing which may have an adverse effect on our financial condition. In addition, at this stage, we are unable to predict whether the conflict will have broader adverse impacts to European, U.S. or global economic, trade and financial market conditions, which could adversely affect our operations and financial condition in a variety of ways. In particular, financial market instability or volatility may make it more difficult to raise required financing.

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

●

slower than expected progress in developing Validive, camsirubicin, MNPR-101, MNPR-101 RIT, MNPR-202 or other product candidates, including without limitation, additional costs caused by program delays;

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

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Recently, the COVID-19 pandemic and the Russia-Ukraine conflict have created volatility and uncertainty. Our financing strategy will be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make a debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial performance, and could require us to cease or delay our operations.

Risks Related to Clinical Development and Regulatory Approval

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving approvals from various U.S. and international governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.

In order for us to commercialize any treatment for chemoradiation-induced SOM, cancer or any other disease indication, we must obtain regulatory approvals of such treatment for that indication. Satisfying regulatory requirements is an expensive process that takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain necessary regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular indication. There can be no assurance that our products will prove to be safe and effective, that our clinical trials will demonstrate the necessary safety and effectiveness of our product candidates, or that we will succeed in obtaining regulatory approval for any treatment we develop even if such safety and effectiveness are demonstrated.

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

36

●

We may fail to be able to enroll a sufficient number of patients in our clinical trials to meet trial statistical plans and gain statistical significance, or it may take longer than expected to enroll.

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

The FDA provided guidance on our proposed VOICE adaptive design trial, but the FDA is not bound by the guidance they give, and can change their position in the future. Any future decision by the FDA will be driven largely by the data generated from the VOICE clinical program. However, the FDA and other regulatory organizations will learn from their total experience in the review of multiple drugs in multiple indications and they will apply the knowledge of broad and diverse experience even if less than a perfect match with our product.

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

If we elect to or are forced to suspend or terminate any clinical trial with one of our product candidates, the commercial prospects of such product candidate will be harmed, and our ability to generate revenue from such product candidate will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The results of our current or any future clinical trials may show that the side effects of Validive are unacceptable or intolerable, which would interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA or EMA and other regulatory authorities, or result in marketing approval from the FDA or EMA and other regulatory authorities with restrictive label warnings.

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

The VOICE clinical program has been designed based on an analysis of the 64 oropharyngeal cancer (“OPC”) patients included in the Phase 2 trial (n= 24 in the placebo group, n= 21 Validive 50 µg group, and n= 19 Validive 100 µg group). While a dose response was observed in the Validive treated OPC cohorts compared to placebo across multiple clinically meaningful endpoints, the ability to establish statistical significance was limited by the relatively small sample size. This increases the risk that the VOICE may not achieve its prospectively defined endpoints. Given the large unmet medical need for the prevention of CRT-induced SOM in OPC patients, we have decided to pursue an adaptive design Phase 2b/3 clinical development strategy in an effort to mitigate this risk. VOICE has a simplified design and includes an interim analysis after the 2b portion that allows for an assessment of the primary (and only) endpoint, incidence of SOM, before proceeding to the Phase 3 portion of the trial. By focusing VOICE on a single endpoint, touch points with patients and sites are minimized. This seamless design will allow us to immediately advance to the Phase 3 portion of the trial if supported by the interim data at the end of the Phase 2b portion of the trial. We may also be required to conduct a second Phase 3 confirmatory clinical trial which may not yield the same results. If our VOICE clinical trial results are not statistically significant, the FDA will likely not approve Validive for marketing, which will result in a decrease in our stock price and market value.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

●	delays in U.S. or foreign regulatory approvals to start the clinical trial;

●	coordination with clinical research organizations to enroll and administer the clinical trials;

●	coordination and recruitment of collaborators and investigators at individual sites;

●	size of the patient population and the effectiveness of the process for identifying patients;

●	design of the clinical trial protocol;

●	eligibility and exclusion criteria;

●	perceived therapeutic risks and benefits of the product candidates under study;

●	availability of competing commercially available therapies and other competing products’ clinical trials;

●	time of year in which the trials are initiated or conducted;

●	severity and prognosis of the diseases under investigation;

●	ability to obtain and maintain subject consents;

●	ability to enroll and treat patients in a timely manner;

●	risk that enrolled subjects will drop out before completion of the trials;

●	proximity and availability of clinical trial sites for prospective patients;

●	ability to monitor subjects adequately during and after treatment;

●	patient referral practices of physicians; and

●	potential effects of the COVID-19 pandemic.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will utilize third parties to manufacture Validive, camsirubicin, and MNPR-101. We currently have manufacturing arrangements for Validive and camsirubicin. We have not yet secured a manufacturing agreement for MNPR-101, MNPR-101 RIT or MNPR-202.

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

Before we can begin to commercially manufacture Validive, camsirubicin, MNPR-101, MNPR-101 RIT, MNPR-202 or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection will likely significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

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

We rely on a limited number of contracted manufacturing plants.

Our contracted camsirubicin active pharmaceutical ingredient manufacturing plant and our contracted raw materials manufacturing plant are in countries in Asia and Europe, either of which may be affected by imposed tariffs and regional geopolitical factors outside of their control, including the Russia-Ukraine conflict, which may affect the supply of camsirubicin active pharmaceutical ingredient and raw materials. If we need to enlist new contract manufacturers, it will delay our camsirubicin clinical program and may increase our cost for our Phase 1b and future camsirubicin clinical trials.

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

We do not have the capacity to independently conduct non-clinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, collaborative partners and other third parties, such as contract research organizations or clinical research organizations, to conduct non-clinical studies and clinical trials on our product candidates. The third parties with whom we contract for execution of our non-clinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs.

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

In addition to patents, we also rely on trade secrets and proprietary know-how. While we take measures to protect this information by entering into confidentiality and invention agreements with our employees, consultants and collaborators, we cannot provide any assurances that these agreements will be fully enforceable and will not be breached, that we will be able to protect ourselves from the harmful effects of disclosure if they are not fully enforceable or are breached, that any remedy for a breach will adequately compensate us, that these agreements will achieve their intended aims, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S., are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed, and the value of the trade secrets may be greatly reduced.

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

The biopharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation and USPTO post-grant proceedings to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the USPTO to determine the priority and patentability of inventions. The defense and prosecution of intellectual property suits, USPTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcome is uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or USPTO post-grant and interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Even if a given patent or intellectual property dispute were settled through licensing or similar arrangements, our costs associated with such arrangements may be substantial and could include the payment by us of large, fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all. Even where we have meritorious claims or defenses, the costs of litigation may prevent us from pursuing these claims or defenses and/or may require extensive financial and personnel resources to pursue these claims or defenses. In addition, it is possible there may be defects of form in our current and future patents that could result in our inability to defend the intended claims. Intellectual property disputes arising from the aforementioned factors, or other factors, may materially harm our business.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance due to issues beyond our control, can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

There are numerous companies that have pending patent applications and issued patents broadly covering immune-therapies generally or covering small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies or drug candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property rights concerned or enter into a license agreement with the intellectual property rights holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

To date, we have engaged exclusively in acquiring pharmaceutical product candidates, licensing rights to product candidates, entering into collaboration agreements with respect to key services or technologies for our drug product development, and commenced clinical trials, but have not yet completed any clinical trials, received any governmental approvals, brought any product to market, manufactured products in commercial quantities or sold any pharmaceutical products. As a company we have limited experience in negotiating, establishing, and maintaining strategic relationships, conducting clinical trials, and managing the regulatory approval process, all of which will be necessary if we are to be successful. Our lack of experience in these critical areas makes it difficult for a prospective investor to evaluate our abilities and increases the risk that we will fail to successfully execute our strategies.

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

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to investor relations, information and communication to the public, and related compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction will require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown technologies, product candidates, medical conditions and indications, product manufacturing challenges and uncertainties, and other unknown factors of potential high risk;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of equity securities to pay for acquisitions;

●	higher-than-expected acquisition and integration costs;

●	write-downs of assets, goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses or for our current business based on changed circumstances.

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

If we, our contract research organizations (“CROs”) or our IT vendors experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

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

In addition, government price reporting and payment regulations are complex, and we will be required to continually assess the methods by which we plan to calculate and report any future pricing in accordance with these obligations. Our methodologies for calculations are inherently subjective and may be subject to review and challenge by various government agencies, which may disagree with our interpretation. If the government disagrees with our reported calculations, we may need to restate the previously reported data and could be subject to additional financial and legal liability.

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

A relevant example of dysfunctional government was the 35-day government shutdown that ended February 15, 2019, which limited the FDA to activities necessary to address imminent threats to human life and to activities funded by carry-over user fees. Future government shutdowns or other activities which limit the financial resources available to the FDA (and in particular to the Center for Drug Evaluation and Research) will delay the processing of new product drug development submissions, reviews, and approvals and other required regulatory actions. Such delays will adversely impact our business and financial condition.

Effective collaboration with the FDA’s Center for Drug Evaluation and Research (“CDER”) for the approval of drug candidates is a highly demanding process which can result in increased time and expense to gain approvals.

Our lead drug development program, Validive, will be reviewed by CDER. Efficient and professional collaboration with the FDA’s CDER is essential for the timely clinical testing, test evaluations, analysis and approval of our drug candidates. CDER has an outstanding record of drug approvals and substantial funds to operate a highly professional organization but is also very demanding as to the quality of clinical research and applications for marketing approvals for drug candidates.

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

Our present and potential future international operations may expose us to business, political, operational, and financial risks associated with doing business outside of the U.S.

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

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	rejection or qualification of foreign clinical trial data by the competent authorities of other countries;

●	additional potentially relevant third-party patent and other intellectual property rights that may be necessary to develop and commercialize our products and drug candidates;

●	complexities and difficulties in obtaining, maintaining, enforcing and defending our patent and other intellectual property rights;

●	difficulties in staffing and managing foreign operations by a small-scale organization;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits, as a U.S.-based company, in our ability to penetrate international markets;

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

Our non-employee directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 3,100,000 shares of our common stock may be issued as stock options or restricted stock units under the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, and stock options for the purchase of up to 2,073,187 shares of our common stock have already been granted (1,228,157 stock options are exercisable) and are outstanding along with 502,912 restricted stock units that have been granted to non-employee directors and employees as of March 11, 2022. The issuance of such equity upon vesting of restricted stock units and/or the exercise of such options will dilute both our existing and our new investors and we expect to seek stockholder approval to increase the available shares under the Plan in the near-term. As of March 11, 2022, 21,346 stock options have been exercised.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that appear to be unrelated to the operating performance of particular companies. Our common stock has only been trading on the Nasdaq Capital Market since December 19, 2019, and has experienced significant volatility in market prices through March 11, 2022, ranging from a low of $2.36 to a high of $48.00. Our small public float and relatively low and inconsistent trading volumes exacerbate volatility.

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

●	unstable market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	the failure of our product candidates, if approved, to achieve anticipated commercial success;

●	announcements of the clinical success, NDA approval or introduction of new products by us or our direct competitors;

●	announcements of developments concerning product development results or intellectual property rights of others;

●	litigation or public concern about the safety and/or efficacy of our potential or approved products;

●	actual fluctuations in our quarterly or annual operating results, and concerns by investors that such fluctuations may occur in the future and are indicative of internal problems;

●	deviations in our operating results from the estimates of securities analysts or other analyst comments;

●	additions or departures of key personnel;

●	healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●	announcements or publicity concerning current or future strategic collaborations;

●	discussion of our Company, our stock price or our potential future market value by the financial and scientific press and online investor communities; and

●	market responses to the fluctuating conditions of the COVID-19 pandemic or to the Russia-Ukraine conflict.

 We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time-to-time experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. Our stock price has experienced such fluctuations since our initial public offering. These broad market fluctuations may cause the market price of our stock to advance or decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Substantial amounts of our outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our non-employee directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 12,604,514 outstanding shares of our common stock as of March 11, 2022. A majority of our outstanding shares of common stock are currently held by non-employee directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act).

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

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains as a return on their investments.

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

Item 2. Properties

We are currently leasing office space for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois for our corporate offices. We believe that we will lease additional office space within the next 12 months as we continue to hire additional personnel.

Item 3. Legal Proceedings

We are currently not, and to date have never been, a party to any material legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “MNPR” on the Nasdaq Capital Market.

Holders

As of March 11, 2022, there were 12,604,514 shares of our common stock outstanding held by 32 holders of record and approximately 800 beneficial stockholders.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report on Form 10-K, Item 1A, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Financial Status

The balance of cash and cash equivalents as of December 31, 2021, was $20,303,869.  As discussed further below and elsewhere in this report, although we expect that our current funds could be sufficient for us to obtain topline results from our ongoing open-label Phase 1b camsirubicin clinical trial (but this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating) and complete the Phase 2b and commence the Phase 3 portion of our ongoing Validive Phase 2b/3 (VOICE) clinical program, we will require additional funding to advance our clinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source in 2020 and 2021 was sales of shares of our common stock under an at-the-market sales program. During 2020 and the first quarter of 2021, we sold 1,964,724 shares of our common stock at an average gross price of $10.02 per share for net proceeds of $19,100,603, after fees and commissions of $591,188. The maximum aggregate offering price under the agreement was reached during the first quarter of 2021 and we do not expect further sales under this agreement, although as part of our financing efforts, we may consider entering into similar arrangements in the future.

Validive Clinical Update

In February 2021, we dosed the first patient in our Phase 2b/3 VOICE trial of Validive® for the prevention of chemoradiation treatment (“CRT”)-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”). In August 2021, we successfully reached our original target of 20 activated clinical trial sites for the Phase 2b portion of the 2b/3 Validive® VOICE trial and in September 2021, we received authorization to proceed with the VOICE clinical trial in multiple countries in Europe. In February 2022, we announced that 44 clinical sites have been opened to date and are active and enrolling patients in both the U.S. and Europe, and that interim analysis is currently anticipated to be reached in mid-2022. Based on findings extracted from public reporting of recently completed SOM trials, the Company is presently evaluating potential enhancements to and exact timing of the interim analysis. We plan to continue to activate additional sites globally. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

Camsirubicin Clinical Update

In August 2021, we announced clearance from the U.S. Food and Drug Administration (“FDA”) to proceed with an open-label Phase 1b dose-escalation clinical trial evaluating camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in patients with advanced soft tissue sarcoma (“ASTS”). In September 2021, we initiated the Phase 1b clinical trial, and in October 2021 we dosed the first patients. In February 2022, we announced that the first dose level of camsirubicin had been completed in November 2021, with a positive recommendation from the trial safety review committee to proceed to next higher dose level and that three patients had already been dosed at the second dose level, which is a higher dose level of camsirubicin than had been tested in any prior camsirubicin clinical trial. That dose level was recently successfully cleared and we are currently enrolling patients in the third dose-level. The open-label Phase 1b camsirubicin dose-escalation trial is continuing to enroll additional cohorts until the maximum tolerable dose is reached. Following completion of the Phase 1b clinical trial, we continue to expect that Grupo Español de Investigación en Sarcomas (“GEIS”) will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We believe we have funds which could be sufficient to obtain topline results from our Phase 1b clinical trial, but this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating. Additional funding is expected to be required to support further development through and beyond our ongoing Phase 1b clinical trial.

MNPR-101 RIT Development Update

Pursuant to our 50/50 collaboration development agreement with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to develop potential radioimmunotherapeutics (“RITs”) to treat severe COVID-19 (patients with SARS-CoV-2 infection) and advanced cancer, we have coupled MNPR-101 to therapeutic radioisotopes supplied by NorthStar. The resulting conjugates are designed to be highly selective agents that have the potential to kill aberrantly activated cytokine-producing immune cells. By eradicating these cells with a uPAR-targeted RIT (“uPRIT”), the therapeutic goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. In addition, Monopar and NorthStar have advanced their collaboration to investigate MNPR-101 coupled to diagnostic radioisotopes as a companion diagnostic for uPRIT for use in advanced cancers and sever COVID-19.

In February 2022, we announced that our NorthStar collaboration generated a radioimmunotherapeutic candidate, MNPR-101-PCTA, that is being evaluated as a potential diagnostic and therapeutic agent (same backbone but utilizing a different radioisotope as the diagnostic) in advanced cancer and severe COVID-19. We are currently evaluating pathways to initiating a first-in-human study.

MNPR-202 and Related Analogs Updates

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world’s top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our composition of matter U.S. patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore is currently testing MNPR-202 in preclinical cancer models.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Seven key elements of our strategy to achieve this goal are to:

•

Leverage data generated from the Phase 2 Validive clinical trial to complete the execution of a successful VOICE clinical program for Validive for SOM in OPC. In the prior Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to SOM onset was delayed, and the duration of disease in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, position us well for an effective VOICE clinical trial program.

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

•

Advance the clinical development of camsirubicin, by pursuing indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which is anticipated to allow camsirubicin to go head-to-head against doxorubicin, the current first-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single-arm Phase 2 study. Clinical benefit was proportional to dose and was consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction as to cumulative dose (doxorubicin is limited due to heart toxicity to 450 mg/m2 cumulative dose). Our current ongoing Phase 1b clinical trial continues towards establishing a new, higher recommended dose for the next Phase 2 ASTS clinical trial.

•

Continue the development of MNPR-101, MNPR-101 RIT and related molecules as therapeutic, diagnostic and imaging agents. We plan to continue the development of MNPR-101, MNPR-101 RIT and related molecules for diagnostic, imaging, and therapeutic use in cancer and severe COVID-19.

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

•

Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Pharma), and Tactic Pharma, LLC (“Tactic Pharma”) (sale of lead asset, choline tetrathiomolybdate, was ultimately acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca).

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

We may take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering which is December 2024, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K, and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be reduced and/or less detailed than what you might find from other public reporting companies.

The JOBS Act also permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to opt out of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies. In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation.

Revenues

We are an emerging growth company. We have no approved drugs and have not generated any revenues. To date, we have engaged in acquiring or in-licensing drug product candidates, entering into collaboration agreements for testing and clinical development of our drug product candidates and providing the infrastructure to support the clinical development of our drug product candidates. We do not anticipate commercial revenues from operations until we complete testing and development of one of our drug product candidates and obtain marketing approval or we sell, enter into a collaborative marketing arrangement, or out-license one of our drug product candidates to another party. See “Liquidity and Capital Resources”.

Recently Issued and Adopted Accounting Pronouncements

During the year ended December 31, 2021, there were no relevant recently issued accounting pronouncements that would impact our financial position and our consolidated results of operations and comprehensive loss or cashflows.

Critical Accounting Policies and Use of Estimates

While our significant accounting policies are described in more detail in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Clinical Trials Accruals

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility, forfeiture rates and expected term. The expected volatility rates are estimated based on the actual volatility of comparable public companies over recent historical periods of the same length as the expected term. We generally selected these companies based on reasonably comparable characteristics, including market capitalization, risk profiles, stage of corporate development and with historical share price information sufficient to meet the expected term of the stock-based awards. The expected term for stock options granted during the years ended December 31, 2021, and 2020, was estimated using the simplified method. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Years Ended December 31, 2021, and December 31, 2020

The following table summarizes the results of our operations for the years ended December 31, 2021, and 2020:

	Years Ended December 31,
(in thousands)	2021	2020	Variance
Research and development expenses	$6,493	$4,065	$2,428
General and administrative expenses	2,634	2,444	190
Total operating expenses	9,127	6,509	2,618
Operating loss	(9,127)	(6,509)	(2,618)
Other income from PPP loan forgiveness	-	122	(122)
Interest income	24	82	(58)
Net loss	$(9,103)	$(6,305)	$(2,798)

Research and Development Expenses

Research and Development (“R&D”) expenses for the year ended December 31, 2021 were $6,493,000, compared to $4,065,000 for the year ended December 31, 2020. This represents an increase of $2,428,000 primarily attributed to $1,360,000 increase for Validive clinical trial planning and execution including manufacturing costs, $1,180,000 increase for annual R&D personnel salary and benefits increases, annual (non-cash) equity grants and salaries and benefits for new R&D personnel and a higher allocation of the CEO’s salary and benefits to R&D expenses due to the start-up and continuation of clinical trial activities, $94,000 increase for preclinical development including uPRIT program with NorthStar, $178,000 decrease due to the delay of the GEIS camsirubicin collaboration in Spain and $28,000 of net decreases in other R&D expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the year ended December 31, 2021, were $2,634,000, compared to $2,444,000 for the year ended December 31, 2020. This represents an increase of $190,000 primarily attributed to $406,000 increase in stock-based compensation for annual (non-cash) equity grants and increases in annual G&A personnel salary and benefits, $89,000 increase related to Validive, camsirubicin and uPRIT patent related expenses, $54,000 increase in G&A consulting fees for additional paralegal support for contract reviews, $212,000 decrease due to the CEO’s salary and benefits allocated from G&A expenses to R&D expenses, $119,000 decrease in stock-based compensation for non-employee directors (non-cash) and $28,000 for net decreases of other G&A expenses.

Other Income from PPP Loan Forgiveness

Other income from PPP loan forgiveness of $122,000 represents the PPP loan granted by the Small Business Administration (“SBA”) in May 2020, which repayment was forgiven by the SBA in December 2020.

Interest Income

Interest income for the year ended December 31, 2021, decreased by $58,000 versus the year ended December 31, 2020, due to a significant decrease in bank interest rates partially offset by an increase in bank balances resulting from proceeds from sales of our common stock through an at-the-market sales program during 2020 and the first quarter of 2021.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our incorporation in December 2015 resulting in an accumulated deficit of approximately $41.3 million as of December 31, 2021. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock and net proceeds from sales of our common stock through an at-the-market sales program, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of March 11, 2022, will fund our planned operations at least through March 31, 2023.

We invest our cash equivalents in a money market account.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021, and 2020.

	Years Ended December 31,
(in thousands)	2021	2020	Variance
Net cash used in operating activities	$(7,317)	$(4,662)	$(2,655)
Net cash provided by financing activities	10,879	8,182	2,697
Effect of exchange rates	5	3	2
Net increase in cash and cash equivalents	$3,567	$3,523	$44

During the years ended December 31, 2021 and 2020, we had net cash inflows of $3,567,000 and $3,523,000, respectively, an increase of $44,000. During 2021, we had both higher net cash used in operating activities in 2021 as compared to 2020, as well as more funds raised from sales of our common stock under an at-the-market sales program.

Cash Flow Used in Operating Activities

The increase to cash flow used in operating activities during the year ended December 31, 2021, compared to the year ended December 31, 2020 of approximately $2,655,000 was primarily a result of increased R&D and G&A cash operating expenses.

Cash Flow Used in Investing Activities

There was no cash flow provided by or used in investing activities for the years ended December 31, 2021, and 2020.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the year ended December 31, 2021, compared to the year ended December 31, 2020, of approximately $2,697,000 was primarily due to net proceeds from sales of our common stock through an at-the-market sales program.

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

•

continue the preclinical activities and potentially enter clinical development of MNPR-101 and MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection);

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

We anticipate that the funds available as of March 11, 2022, will fund our obligations at least through March 31, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

•	the progress of clinical development and regulatory interactions and approvals of Validive;

•	the progress of clinical development and regulatory interactions and approvals of camsirubicin;

•	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and international regulatory approvals;

•

the progress of preclinical and clinical development of MNPR-101 and MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection), including activities through our collaboration with NorthStar;

•	the progress of preclinical and potentially clinical development of MNPR-202 (and related analogs);

•	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials of future drug product candidates;

•	the costs associated with manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

73

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

Expenditures are expected to increase in 2022 and onward for:

•	clinical research services and clinical site fees for our VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial;

•

process development, manufacturing costs, clinical trial expenses and clinical database management of camsirubicin in connection with the Phase 1b dose escalation clinical trial and other future clinical development;

•

support of the development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection), including activities through our collaboration with NorthStar;

•	preclinical studies (and if successful, clinical studies) of MNPR-101, MNPR-202 (and related analogs); and

•

employee compensation and consulting fees to support our product candidate programs including Validive, camsirubicin, MNPR-101, MNPR-101 RIT (uPRIT and related compounds) and companion diagnostics and MNPR-202 (and related analogs).

We have activated clinical trial sites and are dosing patients in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We have also initiated and commenced dosing in our Phase 1b camsirubicin clinical trial. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in 2022 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months to complete the VOICE clinical program, additional long-term funding is needed to commercialize Validive, if approved, and otherwise generally to support our current and future product candidates through clinical trials, approval processes and, if applicable, commercialization.

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology). The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 11, 2022, we have not been required to pay Onxeo any other funds under the agreement. We anticipate the need to raise significant funds to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. During the year ended December 31, 2020, we incurred $1.4 million in expenses related to the GEIS collaboration including clinical material manufacturing-related expense, clinical consulting, database management expenses and intellectual property expenses. We continued with the GEIS collaboration through the first quarter of 2021 and incurred $0.3 million in expenses related to the collaboration. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of March 11, 2022, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

Office Lease

We are currently leasing office space in the Village of Wilmette, Illinois for $4,487 per month , and we anticipate that we will lease additional space in the future as we hire additional personnel.

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

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-21 of this Annual Report on Form 10-K.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

(b) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control over Financial Reporting

We have concluded that the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021.

Item 11. Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021.

The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1. Financial Statements

2. Financial Statements Schedules

Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Amended and Restated Bylaws	Form 10-K filed on March 26, 2018
4.1	Description of Registered Securities	Filed herewith as Exhibit 4.1
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2*	Option and License Agreement with Onxeo S.A.	Form 10-K filed on March 26, 2018
10.3*	Contribution Agreement (351) – Containing Registration Rights with TacticGem	Form 10-K filed on March 26, 2018
10.4	2016 Stock Incentive Plan, as amended	Filed herewith as Exhibit 10.1
10.5	Form of Incentive Stock Option Agreement	Filed herewith as Exhibit 10.2
10.6	Form of Non-qualified Stock Option Agreement	Filed herewith as Exhibit 10.3
10.7	Form of Restricted Stock Unit Agreement	Filed herewith as Exhibit 10.4
10.8	Form of Restricted Stock Unit Grant Notice	Form 10-K filed on March 26, 2018
10.9	Employment Agreement of Andrew P. Mazar – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.10	Employment Agreement of Kim R. Tsuchimoto – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.11	Amendment One to Employment Agreement of Kim R. Tsuchimoto – effective March 1, 2018	Form 10-K filed on March 26, 2018
10.12	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2021	Filed herewith as Exhibit 10.5
10.13	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective October 1, 2021	Filed herewith as Exhibit 10.6
10.14	Amendment No 1 to Consulting Agreement of pRx Consulting (Patrice Rioux) – effective October 1, 2021	Filed herewith as Exhibit 10.7
10.15	Consulting Agreement of Christopher M. Starr – effective January 1, 2022	Filed herewith as Exhibit 10.8
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2021	Filed herewith as Exhibit 21.1
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23.1
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith as Exhibit 31.1
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith as Exhibit 31.2
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith as Exhibit 32.1

101.INS	Inline XBRL Taxonomy Extension Schema
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MONOPAR THERAPEUTICS INC

Dated: March 24, 2022	By:	/s/ Kim R. Tsuchimoto
Name: Kim Tsuchimoto
Title: Chief Financial Officer
(Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chandler D. Robinson and Kim R. Tsuchimoto, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Chandler D. Robinson		March 24, 2022
Chandler Robinson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kim R. Tsuchimoto		March 24, 2022
Kim Tsuchimoto	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Andrew P. Mazar		March 24, 2022
Andrew Mazar	Chief Scientific Officer and Director

/s/ Christopher M. Starr		March 24, 2022
Christopher Starr	Executive Chairman of the Board and Director

/s/ Raymond W. Anderson		March 24, 2022
Raymond W. Anderson	Director

/s/ Michael J. Brown		March 24, 2022
Michael Brown	Director

/s/ Arthur J. Klausner		March 24, 2022
Arthur Klausner	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monopar Therapeutics Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Monopar Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Walnut Creek, California

March 23, 2022

Monopar Therapeutics Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$20,303,869	$16,737,109
Other current assets	217,745	62,690
Total current assets	20,521,614	16,799,799

Other non-current assets	-	68,858
Total assets	$20,521,614	$16,868,657
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,580,543	$1,176,666
Total current liabilities and total liabilities	1,580,543	1,176,666

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 12,598,125 and 11,453,465 shares issued and outstanding at December 31, 2021, and December 31, 2020, respectively	12,598	11,453
Additional paid-in capital	60,220,016	47,873,570
Accumulated other comprehensive loss	(3,160)	(7,873)
Accumulated deficit	(41,288,383)	(32,185,159)
Total stockholders’ equity	18,941,071	15,691,991
Total liabilities and stockholders’ equity	$20,521,614	$16,868,657

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2021	2020
Operating expenses:
Research and development	$6,493,208	$4,065,199
General and administrative	2,634,040	2,443,676
Total operating expenses	9,127,248	6,508,875
Loss from operations	(9,127,248)	(6,508,875)
Other income:
Other income from PPP loan forgiveness	-	122,400
Interest income	24,024	81,902
Net loss	(9,103,224)	(6,304,573)
Other comprehensive income:
Foreign currency translation gain	4,713	3,097
Comprehensive loss	$(9,098,511)	$(6,301,476)
Net loss per share:
Basic and diluted	$(0.73)	$(0.58)
Weighted average shares outstanding:
Basic and diluted	12,472,217	10,958,256

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2021

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2020	10,587,632	$10,587	$38,508,825	$(10,970)	$(25,880,586)	$12,627,856
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $253,035	860,677	862	8,174,429	—	—	8,175,291
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	5,156	4	(4)	—	—	—
Stock-based compensation (non-cash)	—	—	1,320,890	—	—	1,320,890
Other offering costs – Capital on DemandTM	—	—	(130,570)	—	—	(130,570)
Net loss	—	—	—	—	(6,304,573)	(6,304,573)
Other comprehensive income	—	—	—	3,097	—	3,097
Balance at December 31, 2020	11,453,465	11,453	47,873,570	(7,873)	(32,185,159)	15,691,991
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $338,153	1,104,047	1,104	10,924,208	—	—	10,925,312
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	12,020	12	(12)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	25,680	26	(63,279)	—	—	(63,253)
Issuance of common stock upon exercise of stock options	2,913	3	17,475	—	—	17,478
Stock-based compensation (non-cash)	—	—	1,468,054	—	—	1,468,054
Net loss	—	—	—	—	(9,103,224)	(9,103,224)
Other comprehensive income	—	—	—	4,713	—	4,713
Balance at December 31, 2021	12,598,125	$12,598	$60,220,016	$(3,160)	$(41,288,383)	$18,941,071

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,103,224)	$(6,304,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	1,468,054	1,320,890
Other income from PPP loan forgiveness	-	(122,400)
Changes in operating assets and liabilities, net
Other current assets	(86,198)	(3,789)
Accounts payable, accrued expenses and other current liabilities	403,967	447,598
Net cash used in operating activities	(7,317,401)	(4,662,274)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and offering costs of $338,153 and $253,035 for years ended December 30, 2021, and 2020, respectively	10,925,312	8,175,291
Other offering costs - Capital on DemandTM	-	(115,571)
Taxes paid related to net share settlement of vested restricted stock units	(63,253)	-
Cash proceeds from the issuance of stock upon exercise of stock options	17,478	-
PPP forgivable bank loan	-	122,400
Net cash provided by financing activities	10,879,537	8,182,120
Effect of exchange rates	4,624	3,334
Net increase in cash and cash equivalents	3,566,760	3,523,180
Cash and cash equivalents at beginning of period	16,737,109	13,213,929
Cash and cash equivalents at end of period	$20,303,869	$16,737,109

Supplemental disclosure of cash flow information:
Income taxes paid, net of (refunds)	-	(11,099)

The accompanying notes are an integral part of these consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is a clinical-stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has four compounds in development: 1) Validive® (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT), a Phase 2b/3 clinical stage, first-in-class mucoadhesive buccal tablet for the prevention of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; 2) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 1b clinical stage novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; 3) MNPR-101, a preclinical stage uPAR-targeted antibody being developed as a radioimmunotherapeutic and companion diagnostic for advanced cancers and severe COVID-19; and 4) an early stage camsirubicin analog, MNPR-202, for various cancers.

Liquidity

The Company has incurred an accumulated deficit of approximately $41.3 million as of December 31, 2021. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through an at-the-market sales agreement, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through March 2023. The Company’s ability to fund its future operations, including the continued clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

The coronavirus disease (“COVID-19”) pandemic continues to affect economies and business around the world. In response to COVID-19 and its effects on clinical trials, in 2020 Monopar modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial (“VOICE”) to better fit the types of trials which can enroll sufficient required patients in the current environment. This modification allowed the Company to activate the VOICE clinical trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue within the next 12 months. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration in light of global vaccine rollouts and adverse new cases surging from COVID-19 variants at this time, or its potential impact on the Company’s current clinical trials, including COVID-19’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

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

The accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2021 and 2020, the Company’s consolidated results of operations and comprehensive loss and the Company’s consolidated cash flows for the years ended December 31, 2021 and 2020.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Functional Currency

The Company’s consolidated functional currency is the U.S. Dollar. The Company’s Australian subsidiary and French subsidiary use the Australian Dollar and European Euro, respectively, as their functional currency. At each quarter-end, each foreign subsidiary’s balance sheets are translated into U.S. Dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive loss and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

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

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In February 2022, the Company analyzed its cash requirements at least through March 2023 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2021, and 2020, consisted of one money market account.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of December 31, 2021, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

 Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2021, and 2020. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at December 31, 2021, and 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31 2021	Level 1	Total
Assets
Cash equivalents(1)	$20,014,205	$20,014,205
Total	$20,014,205	$20,014,205

December 31 2020	Level 1	Total
Assets
Cash equivalents(1)	$16,605,682	$16,605,682
Total	$16,605,682	$16,605,682

(1) Cash equivalents represent the fair value of the Company’s investment in a money market account.

Net Loss per Share

Net loss per share for the years ended December 31, 2021, and 2020, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the years ended December 31, 2021, and 2020 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (12,472,217 and 10,958,256 shares for the years ended December 31, 2021, and 2020, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of December 31, 2021, and 2020, potentially dilutive securities included stock-based awards to purchase up to 1,655,451 and 1,298,643 shares of the Company’s common stock, respectively. For the years ended December 31, 2021, and 2020, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Clinical Trials Accruals

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

During the years ended December 31, 2021, and 2020, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the years ended December 31, 2021, and 2020, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of December 31, 2021, and 2020. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets for amounts anticipated to be received within 12 months and as other noncurrent assets for amounts anticipated to be received beyond 12 months on the Company’s consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the years ended December 31, 2021, and 2020, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2021. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2021. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2021, prior to the extended filing deadlines in all jurisdictions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

 Sales of Common Stock

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading, as sales agent, pursuant to which Monopar could offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, during the year ended December 31, 2020, the Company sold 860,677 shares of its common stock at an average gross price per share of $9.79 for net proceeds of $8,175,291, after fees and commissions of $253,035. Also pursuant to this agreement, during the year ended December 31, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price per share of $10.20 for net proceeds of $10,925,312 after fees and commissions of $338,153. In aggregate pursuant to this agreement, the Company sold 1,964,724 shares of its common stock at an average gross price per share of $10.02 for net proceeds of $19,100,603, after fees and commissions of $591,188. The maximum aggregate offering price under the agreement was reached during the first quarter of 2021 and the Company does not expect further sales under this agreement.

As of December 31, 2021, the Company had 12,598,125 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

During the year ended December 31, 2021, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees and non-employee directors aggregate stock options for the purchase of 403,476 shares of the Company’s common stock with exercise prices ranging from $4.01 to $9.67 per share which vest over 1 to 4 years. All stock option grants have a 10-year term. In addition, during the year ended December 31, 2021, an aggregate 124,374 restricted stock units were granted to executive officers, non-officer employees and non-employee directors which vest over 1 to 4 years.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price
Balances at January 1, 2020	1,087,463	$2.94
Granted	174,357	14.13
Forfeited	(3,243)	8.47
Balances at December 31, 2020	1,258,577	4.47
Granted(1)	403,476	6.27
Forfeited(2)	(115,151)	6.49
Exercised	(2,913)	6.00
Balances at December 31, 2021	1,543,989	4.78
Unvested options outstanding expected to vest (3)	345,286	7.28

(1) 403,476 options vest as follows: options to purchase 375,704 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of vesting commencement date and 1/48th per month thereafter; options to purchase 17,772 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $4.01 to $9.67 per share

(2) Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

(3) Estimated forfeitures only include known forfeitures to-date as the Company typically accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

A summary of options outstanding as of December 31, 2021, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	567,920	4.81	556,045	4.71
$5.01-$10.00	822,316	7.48	530,694	6.88
$10.01-$15.00	145,232	8.09	103,443	8.09
$15.01-$20.00	8,521	5.88	8,521	5.88
	1,543,989	6.55	1,198,703	5.97

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at January 1, 2020	—	$—
Granted	45,722	12.93
Vested	(5,156)	12.93
Forfeited	(500)	12.93
Unvested balance at January 1, 2021	40,066	12.93
Granted	124,374	6.81
Vested	(49,758)	8.04
Forfeited	(3,220)	7.52
Unvested Balance at December 31, 2021	111,462	8.44

During the years ended December 31, 2021, and 2020, the Company recognized $560,317 and $613,771 of employee and non-employee director stock-based compensation expense as general and administrative expenses, respectively, and $866,537 and $636,867 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The Company recognizes as an expense the fair value of options granted to persons (currently consultants) who are neither employees nor non-employee directors. Stock-based compensation expense for consultants which were recorded as research and development expense for the years ended December 31, 2021, and 2020, was $41,200 and $70,252, respectively.

The fair value of options granted from inception to December 31, 2021, was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 85% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Stock option grants and fair values under the Plan were as follows:

	Years Ended December 31,
	2021	2020

Stock options granted	403,476	174,357
Weighted-average grant date fair value per share	$4.46	$9.03
Fair value of shares vested	$1,152,572	$1,214,512

At December 31, 2021, the aggregate intrinsic value of outstanding vested stock options was approximately $1.8 million (unvested stock options had zero intrinsic value) and the weighted-average exercise price in aggregate was $4.78 which includes $4.06 for fully vested stock options and $7.28 for stock options expected to vest. At December 31, 2021, unamortized unvested balance of stock-based compensation was $2.5 million, to be amortized over the following 2.6 years.

 Note 5 - Related Party Transactions

As of December 31, 2021, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 34% of Monopar’s common stock and during the year ended December 31, 2021, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Three of the Company’s board members were also Managing Members of Tactic Pharma as of December 31, 2021. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Andrew P. Mazar is a Company Co-Founder, Executive Vice President of Research and Development, Chief Scientific Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

Note 6 – Income Taxes

ASC 740 requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. The valuation allowance increased by approximately $2,500,000 and $2,652,000 during the years ended December 31, 2021, and 2020, respectively.

 MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

The provision for income taxes for December 31, 2021, and 2020, consists of the following:

	As of December 31,
	2021	2020
Current:
Federal	$-	$-
State	-	-
Foreign	-	18,361
Total current:	-	18,361
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred:	-	-
Total provision*	$-	$18,361

*Total provision of foreign taxes as of December 31, 2020, is recorded in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss as it is not considered a material amount.

The difference between the effective tax rate and the U.S. federal tax rate is as follows:

%
Federal income tax	21.00
State income taxes, less federal benefit	7.12
Tax credits	2.03
Permanent differences	-1.97
Change in valuation allowances	-27.47
Other	-0.71
Effective tax rate benefit (expense)	-

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$3,484,229	$1,951,673
Tax credits carryforwards	382,648	228,922
Stock-based compensation	700,208	611,903
Intangible asset basis differences	3,153,199	2,427,668
Gross deferred tax assets	7,720,284	5,220,166
Valuation allowance	(7,720,284)	(5,220,166)
Net deferred tax assets	$—	$—

As of December 31, 2021, Company had total federal net operating loss carryforwards of approximately $12,215,000, which will begin to expire in 2035. Losses generated after 2017 will be carried forward indefinitely. At December 31, 2021, the Company had state net operating loss carryforwards of approximately $12,245,000 which will begin to expire in 2027.

As of December 31, 2021, the Company had federal and state R&D credits of $270,000 and $143,000, respectively. The federal credits expire beginning after the year 2035 and the state credits began to expire in 2021. Federal R&D credits from 2016 to 2019 were used to offset future payroll taxes.

The Tax Reform Act of 1986 limits the use of net operating carryforwards and R&D credits in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards and R&D credits could be limited. The Company has not performed a net operating loss or R&D credit utilization study to date.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. It is Company’s policy to include penalties and interest expense related to income taxes as an income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2021	2020
Beginning uncertain tax benefits	$63,262	$—
Current year - increases	46,092	44,786
Prior year - increases (decreases)	(6,250)	18,476
Ending uncertain tax benefits	$103,104	$63,262

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Included in the balance of uncertain tax benefits at December 31, 2021 are $103,104 of tax benefits that, if recognized, would not impact the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date. As of December 31, 2021, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company files U.S. federal, California and Illinois state tax returns. Company is subject to California state minimum franchise taxes. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or R&D credits. In addition, due to the operations in certain foreign countries, the Company became subject to local tax laws of such countries. Nonetheless, as of December 31, 2021, due to the insignificant expenditures in such countries, there was no material tax effect to the Company’s 2021 consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law and GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date. The CARES Act includes changes to the tax provisions that benefits business entities, and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act. The tax relief measures for businesses in the CARES Act include a five-year net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of 80% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the years ended December 31, 2021, and 2020.

The Consolidated Appropriation Act (“CAA”) of 2021 was signed into law by the President on December 27, 2020, containing the most recent COVID-19 relief provisions as well as many tax provisions including renewals of several popular tax extenders. The Company evaluated the impact of the CAA and determined that there is no material impact to the income tax provision for the years ended December 31, 2021, and 2020.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Company is internally developing Validive and has activated clinical sites and begun patient dosing for its VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of December 31, 2021, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that Monopar initiated in the third quarter of 2021 with the first patient dosed in October 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial. During the year ended December 31, 2020, Monopar incurred $1.4 million in expenses related to the GEIS collaboration including clinical material manufacturing-related expense, clinical consulting, database management expenses and intellectual property expenses. The Company continued with the GEIS collaboration through the first quarter of 2021 and incurred $0.3 million in expenses related to the collaboration. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, Monopar decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S.

 XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of December 31, 2021, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

Operating Leases

The Company is currently leasing office space for its executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,487 per month on a month-to-month basis.

During the years ended December 31, 2021, and 2020, the Company recognized operating lease expenses of $54,960 and $55,236, respectively.

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

Note 8 – Subsequent Events

Subsequent to December 31, 2021, the Company’s Plan Administrator Committee (with regards to non-officer employees) and the Company’s Compensation Committee, as ratified by the full Board (in the case of officers and non-employee directors) granted an aggregate of 549,064 stock options with exercise prices ranging from $2.80 to $3.52. All stock options have a 10-year term and vest from 1 to 4 years. The Company also granted an aggregate 403,522 restricted stock units on February 2, 2022, which vest over 1 to 4 years.

