Form 10-Q
period 2022-03-31
Monopar Therapeutics
filed 2022-05-12
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of April 30, 2022, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	12,621,592

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•

our ability to raise sufficient funds within the next 12 months in order for us to (1) complete the Phase 3 portion of our ongoing Validive Phase 2b/3 clinical trial and, if required, complete a second confirmatory Phase 3 clinical trial, (2) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial, (3) support further development of potential MNPR-101-derived radioimmunotherapeutics (RITs) and companion diagnostics to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection), and (4) support further development of MNPR-101, MNPR-202 and related compounds; as well as our ability to further raise additional funds in the future to support any future product candidate programs through completion of clinical trials, and our current and future product candidate programs through the approval processes and, if applicable, commercialization;

•	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

•	risks and uncertainties associated with our research and development activities, including our clinical trials, regulatory submissions, and manufacturing and quality activities;

•	estimated timeframes for our clinical trials and regulatory reviews for approval to market products are uncertain;

•

the rate of market acceptance and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market any such products as compared to larger pharmaceutical firms;

•	the difficulties of commercialization, marketing, distribution and product manufacturing and overall strategy;

•	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

•

our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources of experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

•	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability and timing of required additional financing at acceptable terms;

•

the impact of government laws and regulations including increased governmental control of healthcare and pharmaceuticals, including direct price controls driving lower prices and other governmental regulations affecting cost requirements and structures required to deliver therapeutic products;

•	the uncertain impact of the COVID-19 pandemic on our ability to advance our clinical programs and raise additional financing;

•	the uncertain impact of the Russia-Ukraine conflict on our clinical material manufacturing expenses and timeline, as well as on general economic, trade and financial market conditions; and

•	uncertainty of our financial and operational projections and the timelines for development of new competitive products and technologies.

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

Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2022. These risks include, among others, the following:

•	We are a clinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

•	Funds available as of April 30, 2022 are not sufficient to 1) complete the Phase 3 portion of our ongoing Validive Phase 2b/3 (“VOICE”) clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial; 2) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial; 3) support further development of potential MNPR-101-derived radioimmunotherapeutics and companion diagnostics to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection); or 4) support continued development of MNPR-101, MNPR-202 and related compounds. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing Validive or other product candidates, or enter into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will find a suitable partner on satisfactory terms.

•	We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from various U.S. and international governmental agencies and would be severely harmed if we are not granted approval to manufacture and sell our product candidates.

•	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the use of our products, which would adversely affect our financial condition.

•	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals will be delayed or prevented, which would materially delay our program schedules and adversely affect our financial condition.

•	We rely on well-regarded, qualified third parties to conduct our active pharmaceutical ingredient manufacturing, our drug product manufacturing, non-clinical studies, and our clinical trials. If these third parties do not or cannot successfully carry out their contractual duties and meet expected deadlines or performance goals, the initiation or conduct of our clinical trials would be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, and our financial condition would be adversely affected.

•	The Russia-Ukraine conflict and resulting sanctions against Russia and Russian entities have increased fuel costs and may cause shipping delays and the broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials and may delay the manufacture of our clinical materials or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on our clinical programs and on our financial condition.

•	We face significant competition from other biotechnology and pharmaceutical companies, and from research-based academic medical institutions in our targeted medical indications, and our operating results would be adversely affected if we fail to compete effectively. Many competitors have greater organizational capabilities in our industry, much higher available capital resources, and established marketing resources and sales in the targeted markets. Competition and technological change may make our product candidates obsolete or non-competitive.

•	The termination of third-party licenses would adversely affect our rights to important compounds or technologies which are essential to market our products.

•	If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to develop competing drugs, which would adversely affect our financial condition.

•	If we lose key management leadership, and/or the expertise and experience of our scientific personnel, and if we cannot recruit qualified employees or other highly qualified and experienced personnel for future requirements, we would be at risk to experience significant program delays and increased compensation and operational costs, and our business would be materially disrupted.

•	The ongoing COVID-19 pandemic could have a substantial negative impact on our business, financial condition, operating results, stock price and ability to raise additional funds.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021*
Assets
Current assets:
Cash and cash equivalents	$17,819,044	$20,303,869
Other current assets	193,635	217,745
Total current assets	18,012,679	20,521,614

Operating lease right-of-use asset	53,694	—
Total assets	$18,066,373	$20,521,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,074,124	$1,580,543
Total current liabilities	1,074,124	1,580,543

Non-current operating lease liability	25,338	—
Total liabilities	1,099,462	1,580,543
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 12,620,592 and 12,598,125 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	12,621	12,598
Additional paid-in capital	60,703,139	60,220,016
Accumulated other comprehensive loss	(3,744)	(3,160)
Accumulated deficit	(43,745,105)	(41,288,383)
Total stockholders’ equity	16,966,911	18,941,071
Total liabilities and stockholders’ equity	$18,066,373	$20,521,614

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$1,677,932	$1,206,779
General and administrative	779,254	687,936
Total operating expenses	2,457,186	1,894,715
Loss from operations	(2,457,186)	(1,894,715)
Other income:
Interest income	464	10,696
Net loss	(2,456,722)	(1,884,019)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(584)	2,774
Comprehensive loss	$(2,457,306)	$(1,881,245)
Net loss per share:
Basic and diluted	$(0.19)	$(0.16)
Weighted average shares outstanding:
Basic and diluted	12,604,443	12,139,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2022	12,598,125	$12,598	$60,220,016	$(3,160)	$(41,288,383)	$18,941,071
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	11,436	12	(12)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,031	11	(16,677)	—	—	(16,666)
Stock-based compensation (non-cash)	—	—	499,812	—	—	499,812
Net loss	—	—	—	—	(2,456,722)	(2,456,722)
Other comprehensive loss	—	—	—	(584)	—	(584)
Balance at March 31, 2022	12,620,592	$12,621	$60,703,139	$(3,744)	$(43,745,105)	$16,966,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three Months Ended March 31, 2021

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2021	11,453,465	$11,453	$47,873,570	$(7,873)	$(32,185,159)	$15,691,991
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $338,153	1,104,047	1,104	10,924,208	—	—	10,925,312
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	3,004	3	(3)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,504	7	(21,507)	—	—	(21,500)
Issuance of common stock upon exercise of stock options	2,913	3	17,475	—	—	17,478
Stock-based compensation (non-cash)	—	—	368,232	—	—	368,232
Net loss	—	—	—	—	(1,884,019)	(1,884,019)
Other comprehensive income	—	—	—	2,774	—	2,774
Balance at March 31, 2021	12,569,933	$12,570	$59,161,975	$(5,099)	$(34,069,178)	$25,100,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

  text

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,456,722)	$(1,884,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	499,812	368,232
Changes in operating assets and liabilities, net
Other current assets	(24,110)	51,879
Accounts payable, accrued expenses and other current liabilities	(532,321)	(370,394)
Operating lease right-of-use assets and liabilities, net	2,379	—
Net cash used in operating activities	(2,467,500)	(1,938,060)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and offering costs of $338,153	—	10,925,312
Taxes paid related to net share settlement of vested restricted stock units	(16,666)	(21,500)
Cash proceeds from the issuance of stock upon exercise of stock options	—	17,478
Net cash provided by (used in) financing activities	(16,666)	10,921,290
Effect of exchange rates	(659)	2,774
Net increase (decrease) in cash and cash equivalents	(2,484,825)	8,986,004
Cash and cash equivalents at beginning of period	20,303,869	16,737,109
Cash and cash equivalents at end of period	$17,819,044	$25,723,113

Supplemental cash flow information:
Cash paid for amounts included in the measurement of operating lease liability	$2,379	—

Supplemental non-cash flow information:
Lease liability arising out of obtaining right-of-use asset	$53,694	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Liquidity

The Company has incurred an accumulated deficit of approximately $43.7 million as of March 31, 2022. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through an at-the-market sales agreement, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through June 2023. The Company’s ability to fund its future operations, including the continued clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

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

The Russia-Ukraine conflict and resulting sanctions against Russia and Russian entities have increased fuel costs and may cause shipping delays and the broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials and may delay the manufacture of its clinical materials or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical programs and on the Company’s financial condition.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

 The accompanying unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2022, and the Company’s condensed consolidated results of operations and comprehensive loss and the Company’s condensed consolidated cash flows for the three months ended March 31, 2022, and 2021.

The condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2022 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022.

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

Comprehensive Loss

Comprehensive loss represents net loss plus any gains or losses such as foreign currency translations gains and losses that are typically reflected on the Company’s condensed consolidated statements of stockholders’ equity.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In April 2022, the Company analyzed its cash requirements at least through June 2023 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2022, and December 31 2021, consisted of one money market account.

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses may include payments to development collaborators in excess of actual expenses incurred by the collaborator measured at the end of each reporting period. Prepayments also include insurance premiums, dues and subscriptions and software costs of $10,000 or more per year that are expensed monthly over the life of the contract, which is typically one year. Prepaid expenses are reflected on the Company’s condensed consolidated balance sheets as other current assets.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset includes any lease payments made and excludes lease incentives. The incremental borrowing taking into consideration with the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of March 31, 2022, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2022, and 2021. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at March 31, 2022, and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2022	Level 1	Total
Assets
Cash equivalents(1)	$17,599,669	$17,599,669
Total	$17,599,669	$17,599,669

December 31, 2021	Level 1	Total
Assets
Cash equivalents(1)	$20,014,205	$20,014,205
Total	$20,014,205	$20,014,205

_____________

(1)	Cash equivalents represent the fair value of the Company’s investment in a money market account.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Net Loss per Share

Net loss per share for the three months ended March 31, 2022, and 2021, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the three months ended March 31, 2022, and 2021, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (12,604,443 and 12,139,422 shares for the three months ended March 31, 2022, and 2021, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of March 31, 2022, and 2021, potentially dilutive securities included stock-based awards to purchase up to 2,548,155 and 1,600,215 shares of the Company’s common stock, respectively. For the three months ended March 31, 2022, and 2021, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

During the three months ended March 31, 2022, and 2021, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2022, and 2021, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of March 31, 2022, and December 31 2021. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2022, and 2021, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2021. The Company does not anticipate significant changes to its current uncertain tax positions through March 31, 2022. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2021, prior to the extended filing deadlines in all jurisdictions.

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

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. The expected volatility rates are estimated based on the Company’s actual historical volatility over the two-year period from its initial public offering on December 18, 2019 through December 31, 2021. The expected term for options granted to date is estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Sales of Common Stock

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), as sales agent, pursuant to which Monopar could offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, during the three months ended March 31, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price per share of $10.20 for net proceeds of $10,925,312 after fees and commissions of $338,153. During the three months ended March 31, 2022, the Company did not sell any shares of common stock as the maximum aggregate offering price under the agreement was reached during the first quarter of 2021. The Company does not expect further sales under this agreement; however, subsequent to March 31, 2022, the Company entered into a new agreement with JonesTrading.  See Note 7 – Subsequent Events.

As of March 31, 2022, the Company had 12,620,592 shares of common stock issued and outstanding.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

During the three months ended March 31, 2022, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and a consultant aggregate stock options for the purchase of 553,064 shares of the Company’s common stock with exercise prices ranging from $2.50 to $3.52 per share which vest over 1 to 4 years. All stock option grants have a 10-year term. In addition, during the three months ended March 31, 2022, an aggregate 403,522 restricted stock units were granted to executive officers, non-officer employees and non-employee directors which vest over 1 to 4 years.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on the grant date on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted- Average Exercise Price
Balances at December 31, 2021	1,543,989	4.78
Granted(1)	553,064	2.81
Forfeited(2)	(31,950)	8.17
Balances at March 31, 2022	2,065,103	4.20
Unvested options outstanding expected to vest(3)	808,621	4.27

______________

(1)

553,064 options vest as follows: options to purchase 482,552 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 60,512 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $2.50 to $3.52 per share.

(2)	Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

A summary of options outstanding as of March 31, 2022, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	1,119,651	7.17	574,809	4.63
$5.01-$10.00	794,095	7.12	561,831	6.61
$10.01-$15.00	145,232	7.84	113,717	7.84
$15.01-$20.00	6,125	7.84	6,125	7.84
	2,065,103		1,256,482

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value per Unit
Unvested balance at December 31, 2021	111,462	8.44
Granted	403,522	2.80
Vested	(28,096)	7.33
Forfeited	(3,836)	3.39
Unvested Balance at March 31, 2022	483,052	3.83

 During the three months ended March 31, 2022, and 2021, the Company recognized $204,474 and $144,048 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $295,338 and $224,184 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The fair value of options granted from inception to March 31, 2022, was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 91.6% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

	Three Months Ended March 31,
	2022	2021

Stock options granted	553,064	196,476
Weighted-average grant date fair value per share	$2.11	$4.90
Fair value of shares vested	$292,328	$255,624

At March 31, 2022, the aggregate intrinsic value of outstanding vested stock options was approximately $1.4 million (unvested stock options had $200 in intrinsic value) and the weighted-average exercise price in aggregate was $4.20 which includes $4.16 for fully vested stock options and $4.27 for stock options expected to vest. At March 31, 2022, unamortized unvested balance of stock-based compensation was $4.1 million, to be amortized over the following 2.9 years.

 Note 5 - Related Party Transactions

As of March 31, 2022, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 34% of Monopar’s common stock and during the three months ended March 31, 2022, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Three of the Company’s board members were also Managing Members of Tactic Pharma as of March 31, 2022. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and board member of Monopar as a C Corporation. Andrew P. Mazar a Company Co-Founder, former Executive Vice President of Research and Development and Chief Scientific Officer, current common stockholder, current Managing Member of Tactic Pharma, former Manager of the predecessor LLC and former board member of Monopar as a C Corporation. Dr. Mazar resigned from his employment and board positions effective April 8, 2022. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

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

March 31, 2022

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

The Company is internally developing Validive and has its ongoing VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of March 31, 2022, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that Monopar initiated in the third quarter of 2021 with the first patient dosed in October 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial. During the three months ended March 31, 2021, the Company incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of the then-planned GEIS Phase 2 camsirubicin clinical trial. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, Monopar decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of March 31, 2022, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Leases

The Company is currently leasing office space for its executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,238 per month. In February 2022, the Company entered into a two-year lease for 1,202 square feet of the office space for $2,379 per month. The additional office space, leased for $1,859 per month is on a month-to-month basis.

As of March 31, 2022, in accordance with ASC 842, Leases, the two-year lease was recorded as a right-of-use asset (“ROU”) included in other non-current assets and a lease liability included in accounts payable, accrued expenses and other current liabilities, and other non-current liabilities on the Company’s condensed consolidated balance sheet. The adoption of ASC 842, Leases, had no impact on previously reported stockholders’ equity. The ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable the Company applied an incremental borrowing rate taking into consideration with our credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability does not include an option to extend but does include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s statements of operations and comprehensive loss. Amortization of the ROU asset will commence on April 1, 2022.

The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Total month-to-month lease costs	$11,083	$13,462

Maturities of the lease liability as of March 31, 2022 are as follows:

Year Ending	Operating Leases
December 31, 2022	$21,411
December 31, 2023	28,548
December 31, 2024	4,758

Total lease payments	54,717
Less: imputed interest	(3,402)
Total lease liability as of March 31, 2022	$51,315

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	March 31,
	2022	2021
Lease term:
Operating lease	1.92 years	—

Discount rate:
Operating lease	6.50%	—

Supplemental balance sheet information:

	March 31,
	2022	2021
Total ROU non-current asset	$53,694	—

Operating lease liability - current	$25,977	—
Operating lease liability - non-current	25,338	—
Total operating lease liability	$51,315	—

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Note 7 – Subsequent Events

On April 20, 2022, the Company executed a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Status

The balance of cash and cash equivalents as of March 31, 2022, was $17.8 million. As discussed further below and elsewhere in this report, we expect that our current funds will be sufficient for us to obtain topline results from our ongoing open-label Phase 1b camsirubicin clinical trial as planned by June 2023 (but, as discussed below, this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating and topline results are deferred as dosing continues beyond June 2023) and to complete the Phase 2b and commence the Phase 3 portion of our ongoing Validive VOICE clinical program. We will require additional funding to advance our clinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source in 2020 and 2021 was sales of shares of our common stock under an at-the-market sales program. During 2020 and the first quarter of 2021, we sold 1,964,724 shares of our common stock at an average gross price of $10.02 per share for net proceeds of $19,100,603, after fees and commissions of $591,188. The maximum aggregate offering price under the agreement was reached during the first quarter of 2021 and there will not be further sales under this agreement.

However, on April 20, 2022, we entered into a new Capital on DemandTM Sales Agreement (the “Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading” or the “Agent”), pursuant to which we may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of our common stock. Also on April 20, 2022, the we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) relating to the offer and sale of our common stock from time to time pursuant to the Agreement up to an aggregate amount of $4,870,000. To date, we have not sold any shares under this Agreement.

Our Product Pipeline

Validive® (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT) Clinical Update

In February 2021, we dosed the first patient in our Phase 2b/3 VOICE trial of Validive for the prevention of chemoradiation treatment (“CRT”)-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”). In August 2021, we successfully reached our original target of 20 activated clinical trial sites for the Phase 2b portion of the 2b/3 Validive® VOICE trial and in September 2021, we received authorization to proceed with the VOICE clinical trial in multiple countries in Europe. In February 2022, we announced that 44 clinical sites have been opened to date and are active and enrolling patients in both the U.S. and Europe, and that based on findings extracted from public reporting of recently completed SOM trials, we are presently evaluating potential enhancements to and exact timing of the interim analysis. The interim analysis is currently anticipated to be reached in the second half of 2022. We plan to continue to activate additional sites globally. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

Camsirubicin Clinical Update

In August 2021, we announced clearance from the U.S. Food and Drug Administration (“FDA”) to proceed with an open-label Phase 1b dose-escalation clinical trial evaluating camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in patients with advanced soft tissue sarcoma (“ASTS”). In September 2021, we initiated the Phase 1b clinical trial, and in October 2021, we dosed the first patients. In February 2022, we announced that the first dose level of camsirubicin had been completed in November 2021, with a positive recommendation from the trial safety review committee to proceed to next higher dose level and that three patients had already been dosed at the second dose level, with early signs of clinical benefit observed across the first two dose levels. That dose level was successfully cleared, as was the third dose level, and we are now currently enrolling patients in the fourth dose-level. The fourth dose-level is almost twice the highest dose reached in any prior camsirubicin clinical trial (520mg/m2 versus 265 mg/m2). The open-label Phase 1b camsirubicin dose-escalation trial is continuing to enroll additional cohorts until the maximum tolerable dose is reached. Following completion of the Phase 1b clinical trial, we continue to expect that Grupo Español de Investigación en Sarcomas (“GEIS”), with whom we have a collaboration agreement, will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We currently anticipate topline results in the camsirubicin Phase 1b clinical trial by June 2023 and believe we have sufficient funds to advance the trial through that date.  However, if camsirubicin reaches even higher dose levels than we are anticipating, the Phase 1b clinical trial may still be dosing patients beyond June 2023 and topline results may be deferred.  Although we would likely consider this a positive development, it is possible that we would require additional funding to complete an extended Phase 1b clinical trial in this situation.  Regardless, additional funding is expected to be required to support further development beyond the Phase 1b clinical trial.

MNPR-101 RIT Development Update

Pursuant to our 50/50 collaboration development agreement with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to develop potential radioimmunotherapeutics (“RITs”) to treat severe COVID-19 (patients with SARS-CoV-2 infection) and advanced cancer, we have coupled MNPR-101 to therapeutic radioisotopes supplied by NorthStar. The resulting conjugates are designed to be highly selective agents that have the potential to kill aberrantly activated cytokine-producing immune cells. By eradicating these cells with a uPAR-targeted RIT (“uPRIT”), the therapeutic goal is to spare healthy cells while quickly reducing the cytokine storm and its harmful systemic effects. In addition, Monopar and NorthStar have advanced their collaboration to investigate MNPR-101 coupled to diagnostic radioisotopes as a companion diagnostic for uPRIT for use in advanced cancers and severe COVID-19.

In February 2022, we announced that our NorthStar collaboration generated a radioimmunotherapeutic candidate, MNPR-101-PCTA, that is being evaluated as a potential diagnostic and therapeutic agent (same backbone but utilizing a different radioisotope as the diagnostic) in advanced cancer and severe COVID-19, and that we are currently evaluating pathways to initiating a first-in-human study.

MNPR-202 and Related Analogs Updates

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world's top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our composition of matter U.S. patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore is testing MNPR-202 in preclinical cancer models and we are awaiting their results.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which is currently in Phase 3 clinical trials, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Seven key elements of our strategy to achieve this goal are to:

•	Leverage data generated from the Phase 2 Validive clinical trial to complete the execution of a successful VOICE clinical program for Validive for SOM in oropharyngeal cancer (“OPC”). In the prior Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to SOM onset was delayed, and the duration of disease in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, position us well for an effective VOICE clinical trial program.

•	Obtain FDA and EMA approval of Validive to maximize the commercial potential of Validive in both the U.S. and the EU, and seek partnerships outside these markets. If the VOICE clinical program of Validive is successful and FDA and EMA approvals are obtained, we currently intend to commercialize Validive in the U.S. and the EU ourselves, which may include establishing our own specialty sales force and seeking partnerships outside of these territories for regulatory approval and drug sales and distribution.

•	Advance the clinical development of camsirubicin, by pursuing indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which is anticipated to allow camsirubicin to go head-to-head against doxorubicin, the current first-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single-arm Phase 2 study. Clinical benefit was proportional to dose and was consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this Phase 2 study and underscored the ability to potentially administer camsirubicin without restriction as to cumulative dose (doxorubicin is limited due to heart toxicity to 450 mg/m2 cumulative dose). Our current ongoing Phase 1b clinical trial continues towards establishing a new, higher recommended dose for the next Phase 2 ASTS clinical trial.

•	Continue the development of MNPR-101, MNPR-101 RIT and related molecules as therapeutic, diagnostic and imaging agents. We plan to continue the development of MNPR-101, MNPR-101 RIT and related molecules for diagnostic, imaging, and therapeutic use in cancer and severe COVID-19.

•	Continue the development of MNPR-202 and related analogs in multiple types of cancers. The 2-pyrrilino camsirubicin analog (MNPR-202) and related analogs represent proprietary compositions of matter designed to retain the non-cardiotoxic backbone of camsirubicin yet exhibit novel features in terms of antitumor activity and mechanism that distinguish these analogs from camsirubicin as well as from doxorubicin.

•	Expand our drug development pipeline through advancing current assets, in-licensing, and acquisition of oncology product candidates. We plan to continue the expansion of our drug development pipeline through acquiring or in-licensing additional oncology product candidates, particularly those that leverage existing scientific and clinical data that helps reduce the risks of the next steps in clinical development.

•	Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Pharma), and Tactic Pharma, LLC (“Tactic Pharma”) (sale of lead asset, choline tetrathiomolybdate, was ultimately acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca).

Revenues

We are an emerging growth company. We have no approved drugs and have not generated any revenue. To date, we have engaged in acquiring or in-licensing pharmaceutical drug product candidates, entering into collaboration agreements for testing and clinical development of our drug product candidates and providing the infrastructure to support the clinical development of our drug product candidates. We do not anticipate commercial revenues from operations until we complete testing and development of one of our drug product candidates and obtain marketing approval or we sell, enter into a collaborative marketing arrangement, or out-license one of our drug product candidates to another party. See “Liquidity and Capital Resources”.

Recently Issued and Adopted Accounting Pronouncements

During the three months ended March 31, 2022, there were no relevant recently issued accounting pronouncements that would impact our financial position and our condensed consolidated statements of operations and comprehensive loss.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected term. The expected volatility rates are estimated based on our actual historical volatility over the two-year period from our initial public offering on December 18, 2019, through December 31, 2021. The expected term for stock options granted during the three months ended March 31, 2022, and 2021, was estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three Months Ended March 31, 2022, and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022, and 2021:

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2022	2021	Variance
Research and development expenses	$1,678	$1,207	$471
General and administrative expenses	779	688	91
Total operating expenses	2,457	1,895	562
Operating loss	(2,457)	(1,895)	(562)
Interest income	—	11	(11)
Net loss	$(2,457)	$(1,884)	$(573)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2022 were $1,678,000, compared to $1,207,000 for the three months ended March 31, 2021. This represents an increase of $471,000 attributed to (1) an increase of $244,000 in Validive clinical trial-related and clinical material manufacturing-related expenses, (2) an increase of $193,000 in personnel costs resulting from an increase in (non-cash) stock-based compensation expense for R&D personnel combined with the partial allocation of the increased CEO's salary and benefits to R&D expenses and (3) a $34,000 net increase of other R&D expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended March 31, 2022 were $779,000, compared to $688,000 for the three months ended March 31, 2021. This represents an increase of $91,000 primarily attributed to an increase in G&A salaries and benefits.

Interest Income

Interest income for the three months ended March 31, 2022, decreased by $11,000 versus the three months ended March 31, 2021, due to a significant decrease in bank interest rates and reduced levels of cash.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2015 resulting in an accumulated deficit of approximately $43.7 million as of March 31, 2022. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock and net proceeds from sales of our common stock through an at-the-market sales program, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of April 30, 2022, will fund our planned operations at least through June 30, 2023.

We invest our cash in a money market account.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2022	2021	Variance
Net cash used in operating activities	$(2,467)	$(1,938)	$(529)
Net cash provided by (used in) financing activities	(17)	10,921	(10,938)
Effect of exchange rates	(1)	3	(4)
Net increase (decrease) in cash and cash equivalents	$(2,485)	$8,986	$(11,471)

Cash Flow Used in Operating Activities

The increase of $529,000 in cash flow used in operating activities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily a result of increases in salaries and benefits expenses and R&D cash operating expenses.

Cash Flow Used in Investing Activities

There was no cash flow used in investing activities for the three months ended March 31, 2022, and 2021.

Cash Flow Provided by (Used in) Financing Activities

The decrease in cash flow provided by financing activities during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, of $10,938,000 was primarily due to the proceeds from sales of our common stock under an at-the-market sales program during the three months ended March 31, 2021.

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

•

develop or contract for manufacturing/quality capabilities or establish a reliable, high quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and supply the market for any product for which we obtain marketing approval; and

•

add or contract for required operational, financial, human resources and management information systems and capabilities and other specialized expert personnel to support our drug product candidate development and planned commercialization efforts.

We anticipate that the funds available as of April 30, 2022, will fund our obligations at least through June 30, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

•	the progress of clinical development and regulatory interactions and potential approvals of Validive;

•	the progress of clinical development and regulatory interactions and potential approvals of camsirubicin;

•	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and international regulatory approvals;

•

the progress of preclinical and potential clinical development of MNPR-101 and MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection), including activities through our collaboration with NorthStar;

•	the progress of preclinical and potential clinical development of MNPR-202 (and related analogs);

•	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials of future drug product candidates;

•	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

•

our ability and related costs to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

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

•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter into in the future, including the timing of receipt of or payment to or from others of any milestone or royalty payments under these arrangements.

Expenditures are expected to increase in the second quarter of 2022 and onward for:

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

We have activated clinical trial sites and are dosing patients in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We have also initiated and commenced dosing in our Phase 1b camsirubicin clinical trial. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the second quarter of 2022 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months to complete the VOICE clinical program, additional long-term funding is needed to commercialize Validive, if approved, and otherwise generally to support our current and future product candidates through clinical trials, approval processes and, if applicable, commercialization.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we likely will have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, which will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of April 30, 2022, we have not been required to pay Onxeo any other funds under the agreement. We will need to raise significant funds or enter into a collaboration partnership to support the completion of clinical development and potential marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the dose escalation run-in clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. During the three months ended March 31, 2021, we incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of the then-planned GEIS Phase 2 camsirubicin clinical trial. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S.; therefore, no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of April 30, 2022, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

Service Providers

In the normal course of business, we contract with service providers to assist in the performance of R&D, including drug product manufacturing, process development, clinical and preclinical development, and G&A including financial strategy, audit, tax and legal support. We can elect to discontinue the work under these agreements at any time. We could also enter into collaborative research and development, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and/or long-term commitments of cash.

Office Lease

The Company is currently leasing office space for its executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,238 per month and we anticipate that we will lease additional space in the future as we hire additional personnel.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have provided certifications filed as Exhibits 31.1 and 31.2, respectively, and Exhibit 32.1. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by those certifications.

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors below, there have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 24, 2022.

 On April 20, 2022, we executed a Capital on DemandTM Sales Agreement with JonesTrading, pursuant to which we may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of our common stock. On April 20, 2022, we filed a prospectus supplement with the SEC relating to the offer and sale of our common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. This offering adds the following risk factors to our Company:

Future sales of substantial amounts of shares of our common stock, or the possibility that such sales could occur, could adversely affect the market price of our common stock.

We may issue shares of our common stock from time to time pursuant to our Capital on DemandTM Sales Agreement with JonesTrading in an aggregate price to the public of up to $4.87 million. The issuance from time to time of the shares, as well as our ability to issue such shares, could have the effect of depressing the market price or increasing the market price volatility of our common stock.

We are likely to require substantial additional funding regardless of the number of shares of our common stock we sell under our Capital on DemandTM Sales Agreement with JonesTrading or the gross proceeds resulting from those sales.

The amount of proceeds from the Capital on DemandTM Sales Agreement with JonesTrading will depend upon the number of shares of our common stock sold and the market price at which they are sold. There can be no assurance that we will be able to sell any shares under or fully utilize the sales agreement as a source of financing. Even if we are able to sell the full $4.87 million, we will likely require substantial additional funding and there can be no assurance such funding will be available. To date we have not sold any shares under the agreement.

Item 5. Other Information

On May 10, 2022, our Board of Directors amended and restated our bylaws.  The amended and restated bylaws provide that our Board size will range from 3 to 15 members, with the number of Directors fixed at 5 as of the date of the amendment and restatement and thereafter as may be established by resolution of our Board.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
3.1	Amended and Restated Bylaws	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC

Dated: May 12, 2022	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC

Dated: May 12, 2022	By:	/s/ Kim R. Tsuchimoto
	Name:	Kim R. Tsuchimoto
	Title:	Chief Financial Officer (Principal Financial Officer)

