Form 10-Q
period 2022-06-30
Monopar Therapeutics
filed 2022-08-11
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of July 29, 2022, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	12,725,751

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

•

Funds available as of July 29, 2022 are not sufficient to 1) complete the Phase 3 portion of our ongoing Validive Phase 2b/3 (“VOICE”) clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial; 2) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial; 3) support further development of potential MNPR-101-derived radioimmunotherapeutics (RITs) and companion diagnostics to treat cancer and severe COVID-19 (patients with SARS-CoV-2 infection); or 4) support continued development of MNPR-101, MNPR-202 and related compounds. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing Validive or other product candidates, or enter into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will be able to secure such financing or find a suitable partner on satisfactory terms.

•

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from various U.S. and international governmental agencies and would be severely harmed if we are not granted approvals to manufacture and sell our product candidates.

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

•

We rely on, qualified third parties to conduct our active pharmaceutical ingredient manufacturing, our drug product manufacturing, our non-clinical studies, and our clinical trials. If these third parties do not or cannot successfully carry out their contractual duties and meet expected deadlines or performance goals, the initiation or conduct of our clinical trials would be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, and our financial condition would be adversely affected.

•

The Russia-Ukraine conflict and resulting sanctions against Russia and Russian entities have increased fuel costs and may cause shipping delays and the broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, may delay the manufacture and delivery of our clinical materials, may increase costs of other goods and services or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on our clinical programs and on our financial condition.

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

•

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to develop and market competing drugs, which would adversely affect our financial condition.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021*
Assets
Current assets:
Cash and cash equivalents	$16,463,569	$20,303,869
Other current assets	189,179	217,745
Total current assets	16,652,748	20,521,614

Operating lease right-of-use asset	84,363	—
Total assets	$16,737,111	$20,521,614

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,186,996	$1,580,543
Total current liabilities	2,186,996	1,580,543

Non-current operating lease liability	33,092	—
Total liabilities	2,220,088	1,580,543
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 12,700,737 and 12,598,125 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	12,701	12,598
Additional paid-in capital	60,994,892	60,220,016
Accumulated other comprehensive income (loss)	17,466	(3,160)
Accumulated deficit	(46,508,036)	(41,288,383)
Total stockholders’ equity	14,517,023	18,941,071
Total liabilities and stockholders’ equity	$16,737,111	$20,521,614

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating expenses:
Research and development	$2,078,471	$1,476,430	$3,756,403	$2,683,209
General and administrative	684,877	615,965	1,464,131	1,303,901

Total operating expenses	2,763,348	2,092,395	5,220,534	3,987,110

Operating loss	(2,763,348)	(2,092,395)	(5,220,534)	(3,987,110)

Other income:
Interest income	417	12,226	881	22,922

Net loss	(2,762,931)	(2,080,169)	(5,219,653)	(3,964,188)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	21,210	(55)	20,626	2,717
Comprehensive loss	$(2,741,721)	$(2,080,224)	$(5,199,027)	$(3,961,471)

Net loss per share:
Basic and diluted	($0.22)	($0.17)	($0.41)	($0.32)

Weighted-average shares outstanding:
Basic and diluted	12,632,381	12,569,933	12,618,489	12,355,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

	Common Stock		Additional Paid-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2022	12,598,125	$12,598	$60,220,016	$(3,160)	$(41,288,383)	$18,941,071
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	11,436	12	(12)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,031	11	(16,677)	—	—	(16,666)
Stock-based compensation (non-cash)	—	—	499,812	—	—	499,812
Net loss	—	—	—	—	(2,456,722)	(2,456,722)
Other comprehensive loss	—	—	—	(584)	—	(584)
Balance at March 31, 2022	12,620,592	12,621	60,703,139	(3,744)	(43,745,105)	16,966,911
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	11,436	11	(11)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	28,177	28	(29,683)	—	—	(29,655)
Issuance of common stock upon exercise of stock options	40,532	41	—	—	—	41
Stock-based compensation (non-cash)	—	—	357,293	—	—	357,293
Offering costs	—	—	(35,846)	—	—	(35,846)
Net loss	—	—	—	—	(2,762,931)	(2,762,931)
Other comprehensive income				21,210		21,210
Balance at June 30, 2022	12,700,737	$12,701	$60,994,892	$17,466	$(46,508,036)	$14,517,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity (continued)

Three and Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at January 1, 2021	11,453,465	$11,453	$47,873,570	$(7,873)	$(32,185,159)	$15,691,991
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $338,153	1,104,047	1,104	10,924,208	—	—	10,925,312
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	3,004	3	(3)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,504	7	(21,507)	—	—	(21,500)
Issuance of common stock upon exercise of stock options	2,913	3	17,475	—	—	17,478
Stock-based compensation (non-cash)	—	—	368,232	—	—	368,232
Net loss	—	—	—	—	(1,884,019)	(1,884,019)
Accumulated other comprehensive income	—	—	—	2,774	—	2,774
Balance at March 31, 2021	12,569,933	12,570	59,161,975	(5,099)	(34,069,178)	25,100,268
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	3,008	3	(3)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	9,787	10	(24,013)	—	—	(24,003)
Stock-based compensation (non-cash)	—	—	357,593	—	—	357,593
Net loss	—	—	—	—	(2,080,169)	(2,080,169)
Accumulated other comprehensive loss	—	—	—	(57)	—	(57)
Balance at June 30, 2021	12,582,728	$12,583	$59,495,552	$(5,156)	$(36,149,347)	$23,353,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,219,653)	$(3,964,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	857,105	725,825
Changes in operating assets and liabilities, net
Other current assets	28,552	(32,875)
Accounts payable, accrued expenses and other current liabilities	559,959	(72,942)
Operating lease right-of-use assets and liabilities, net	(4,238)	—
Net cash used in operating activities	(3,778,275)	(3,344,180)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and offering costs of $338,153	—	10,925,312
Other offering costs	(35,846)	—
Taxes paid related to net share settlement of vested restricted stock units	(46,321)	(45,503)
Cash proceeds from the issuance of stock upon exercise of stock options	41	17,478
Net cash provided by (used in) financing activities	(82,126)	10,897,287
Effect of exchange rates	20,101	2,634
Net increase (decrease) in cash and cash equivalents	(3,840,300)	7,555,741
Cash and cash equivalents at beginning of period	20,303,869	16,737,109
Cash and cash equivalents at end of period	$16,463,569	$24,292,850

Supplemental non-cash flow information:
Lease liability arising out of obtaining right-of-use asset	$92,359	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note 1 – Nature of Business and Liquidity

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

Liquidity

The Company has incurred an accumulated deficit of approximately $46.5 million as of June 30, 2022. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through an at-the-market sales agreement, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through September 2023. The Company’s ability to fund its future operations, including the continued clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

The coronavirus disease (“COVID-19”) pandemic continues to affect economies and business around the world. In response to COVID-19 and its effects on clinical trials, in 2020 Monopar modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial (“VOICE”) to better fit the types of trials which can enroll sufficient required patients in the current environment. This modification allowed the Company to activate the VOICE clinical trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue within the next 12 months. Due to many uncertainties, the Company is unable to estimate the pandemic’s financial impact or duration in light of global vaccine rollouts, treatment options and adverse new cases surging from COVID-19 variants at this time, or its potential impact on the Company’s current clinical trials, including COVID-19’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

The Russia-Ukraine conflict and resulting sanctions against Russia and Russian entities have increased fuel costs and may cause shipping delays and the broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials, may delay the manufacture of its clinical materials, may increase costs of other goods and services or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical programs and on the Company’s financial condition.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Note 2 – Significant Accounting Policies

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2022, and the Company’s condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2022, and 2021, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2022, and 2021.

The interim condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the consolidated results of operations or cash flows which may be reported for the remainder of 2022 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2022.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In July 2022, the Company analyzed its cash requirements at least through September 2023 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2022, and December 31 2021, consisted of one money market account.

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

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset on the Company’s condensed consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of June 30, 2022, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2022, and 2021. The following table presents the assets and liabilities recorded that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at June 30, 2022, and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2022	Level 1	Total
Assets
Cash equivalents(1)	$16,055,085	$16,055,085
Total	$16,055,085	$16,055,085

December 31, 2021	Level 1	Total
Assets
Cash equivalents(1)	$20,014,205	$20,014,205
Total	$20,014,205	$20,014,205

(1)	Cash equivalents represent the fair value of the Company’s investment in a money market account.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Net Loss per Share

Net loss per share for the three and six months ended June 30, 2022, and 2021, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three and six months ended June 30, 2022, and 2021, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (12,632,381 and 12,569,933 shares for the three months ended June 30, 2022, and 2021, respectively, and 12,618,489 and 12,355,867 shares for the six months ended June 30, 2022 and 2021, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of June 30, 2022, and 2021, potentially dilutive securities included stock-based awards to purchase up to 2,217,341 and 1,671,940 shares of the Company’s common stock, respectively. For the three and six months ended June 30, 2022, and 2021, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

During the three and six months ended June 30, 2022, and 2021, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2022, and 2021, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of June 30, 2022, and December 31 2021. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2022, and 2021, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2021. The Company does not anticipate significant changes to its current uncertain tax positions through June 30, 2022. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2021, prior to the extended filing deadlines in all jurisdictions.

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

June 30, 2022

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

Sales of Common Stock

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), as sales agent, pursuant to which Monopar could offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million. Pursuant to this agreement, during the six months ended June 30, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price per share of $10.20 for net proceeds of $10,925,312 after fees and commissions of $338,153. During the six months ended June 30, 2022, the Company did not sell any shares of common stock as the maximum aggregate offering price under the agreement was reached during the first quarter of 2021.

On April 20, 2022, the Company executed a new Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. During the three months ended June 30, 2022, the Company incurred $35,846 in expenses related to the execution of the Capital on DemandTM Sales Agreement and in connection with the filing of the prospectus supplement. These expenses were recorded as offering costs on the Company’s condensed consolidated statement of stockholders’ equity for the period. During the three and six months ended June 30, 2022, the Company did not sell any stock pursuant to this agreement.

As of June 30, 2022, the Company had 12,700,737 shares of common stock issued and outstanding.

Note 4 - Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time, approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders. In April 2020, the Company’s Board of Directors voted to increase the stock award pool to 3,100,000 (an increase of 1,500,000 shares of common stock), which was approved by the Company’s stockholders in June 2020. In April 2021, the Company’s Board of Directors voted to approve an amendment to the 2016 Stock Incentive Plan to remove certain individual award limits and other provisions related to I.R.C. Section 162(m) and to update the limit on Incentive Stock Options to no more that 100% of the maximum aggregate number of shares which may be granted under the plan, which was approved by the Company’s stockholders in June 2021. In April 2022, the Company’s Board of Directors voted to increase the stock award pool to 5,100,000 (an increase of 2,000,000 shares of common stock), which was approved by the Company’s stockholders in June 2022.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

During the three months ended June 30, 2022 the Company’s Plan Administrator Committee granted to non-officer employees aggregate stock options for the purchase of 25,000 shares of the Company’s common stock with exercise prices ranging from $2.48 to $2.66 per share which vest over 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on the grant date on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at January 1, 2021	1,258,577	$4.47
Granted	403,476	6.27
Forfeited	(115,151)	6.49
Exercised	(2,913)	6.00
Balances at December 31, 2021	1,543,989	4.78
Granted(1)	578,064	2.80
Forfeited(2)	(205,933)	5.54
Exercised	(40,532)	0.001
Balances at June 30, 2022	1,875,588	4.19
Unvested options outstanding expected to vest (3)	575,424	4.06

 ______________

(1)

578,064 options vest as follows: options to purchase 507,552 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 60,512 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $2.48 to $3.52 per share.

(2)	Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

A summary of options outstanding as of June 30, 2022, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	998,501	6.38	598,613	4.22
$5.01-$10.00	739,814	5.87	579,682	5.16
$10.01-$15.00	131,148	6.55	115,744	6.41
$15.01-$20.00	6,125	7.59	6,125	7.59
	1,875,588	6.19	1,300,164	4.85

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at January 1, 2021	40,066	$12.93
Granted	124,374	6.81
Vested	(49,758)	8.04
Forfeited	(3,220)	7.52
Unvested balance at January 1, 2022	111,462	8.44
Granted	403,522	2.80
Vested	(80,603)	4.64
Forfeited	(92,628)	4.01
Unvested Balance at June 30, 2022	341,753	3.88

During the three months ended June 30, 2022, and 2021, the Company recognized $204,692 and $137,811 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $152,602 and $219,783 as research and development expenses, respectively. During the six months ended June 30, 2022, and 2021, the Company recognized $409,166 and $281,859 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $447,939 and $443,967 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The fair value of options granted from inception to June 30, 2022, was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 91.6% volatility, 0.4% to 2.9% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Stock options granted	25,000	105,000	578,064	301,476
Weighted-average grant date fair value per share	$2.00	$4.16	$2.11	$4.64
Fair value of shares vested	$260,251	$302,395	$552,578	$558,018

At June 30, 2022, the aggregate intrinsic value of outstanding vested stock options was approximately $1.2 million (there was no unvested stock options that had intrinsic value) and the weighted-average exercise price in aggregate was $4.19 which includes $4.25 for fully vested stock options and $4.06 for stock options expected to vest. At June 30, 2022, unamortized unvested balance of stock-based compensation was $2.9 million, to be amortized over the following 2.8 years.

 Note 5 - Related Party Transactions

As of June 30, 2022, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 34% of Monopar’s common stock and during the three and six months ended June 30, 2022, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of June 30, 2022. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

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

June 30, 2022

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

The Company is internally developing Validive and has its ongoing VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of June 30, 2022, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that Monopar initiated in the third quarter of 2021 with the first patient dosed in October 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial. During the three and six months ended June 30, 2021, the Company incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of the then-planned GEIS Phase 2 camsirubicin clinical trial. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, Monopar decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of June 30, 2022, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

Leases

The Company is currently leasing office space for its executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,238 per month. In February 2022, the Company entered into a 24-month lease for 1,202 square feet of the office space for $2,379 per month. In May 2022, the Company entered into a 22-month lease for 939 square feet of additional office space for $1,859 per month.

As of June 30, 2022, in accordance with ASC 842, Leases, the two leases were recorded as an operating lease right-of-use (“ROU”) asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s condensed consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable the Company applied an incremental borrowing rate taking into consideration with our credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability does not include an option to extend but does include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss. Amortization of the ROU asset commenced on April 1, 2022, and June 1, 2022, for the two operating leases, respectively. No ROU asset or lease liability was recorded prior to 2022 as the lease obligation was less than one year.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total operating lease costs	$11,995	$14,571	$23,077	$28,033

Maturities of the lease liability as of June 30, 2022 are as follows:

Year Ending	Operating Leases
December 31, 2022	$25,428
December 31, 2023	50,856
December 31, 2024	8,476

Total lease payments	84,760
Less: imputed interest	(4,635)
Total lease liability as of June 30, 2022	$80,125

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	June 30,
	2022	2021
Lease term:
Operating lease	1.67 years	—

Discount rate:
Operating lease	6.50%	—

Supplemental balance sheet information:

	June 30,
	2022	2021
Total operating lease right-of-use asset	$84,363	—

Operating lease liability - current	$47,033	—
Operating lease liability - non-current	33,092	—
Total operating lease liability	$80,125	—

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

Financial Status

The balance of cash and cash equivalents as of June 30, 2022, was $16.5 million. As discussed further below and elsewhere in this report, we expect that our current funds will be sufficient for us to obtain topline results from our ongoing open-label Phase 1b camsirubicin clinical trial as planned by September 2023 (but, as discussed below, this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating and topline results are deferred as dosing continues beyond September 2023) and to complete the Phase 2b and commence the Phase 3 portion of our ongoing Validive VOICE clinical program. We will require additional funding to advance our clinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source in 2020 and 2021 was sales of shares of our common stock under an at-the-market sales program. During 2020 and the first half of 2021, we sold 1,964,724 shares of our common stock at an average gross price of $10.02 per share for net proceeds of $19,100,603, after fees and commissions of $591,188. The maximum aggregate offering price under the agreement was reached during the first half of 2021 and there were no further sales under our prior agreement.

However, on April 20, 2022, we entered into a new Capital on DemandTM Sales Agreement (the “Agreement”) with JonesTrading Institutional Services LLC (“JonesTrading” or the “Agent”), pursuant to which we may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of our common stock. Also on April 20, 2022, we filed a prospectus supplement with the U.S. Securities and Exchange Commission (the “SEC”) relating to the offer and sale of our common stock from time to time pursuant to the Agreement up to an aggregate amount of $4,870,000. To date, we have not sold any shares under this Agreement.

Our Product Pipeline

Validive® (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT) Clinical Update

In February 2021, we dosed the first patient in our Phase 2b/3 VOICE trial of Validive for the prevention of chemoradiation treatment (“CRT”)-induced severe oral mucositis (“SOM”) in patients with oropharyngeal cancer (“VOICE”). In August 2021, we successfully reached our original target of 20 activated clinical trial sites for the Phase 2b portion of the 2b/3 Validive® VOICE trial and in September 2021, we received authorization to proceed with the VOICE clinical trial in multiple countries in Europe. As of July 29, 2022, we have 58 clinical sites activated, enrolling patients in the U.S. and in various countries in Europe. Based on findings extracted from public reporting of recently completed SOM trials that led to subsequent enhancements being made to our interim analysis, we anticipate the interim analysis to occur in Q1 2023. We plan to continue to activate additional sites globally. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

Camsirubicin Clinical Update

In August 2021, we announced clearance from the U.S. Food and Drug Administration (“FDA”) to proceed with an open-label Phase 1b dose-escalation clinical trial evaluating camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in patients with advanced soft tissue sarcoma (“ASTS”). In September 2021, we initiated the Phase 1b clinical trial, and in October 2021, we dosed the first patients. In February 2022, we announced that the first dose level of camsirubicin had been completed in November 2021, with a positive recommendation from the trial safety review committee to proceed to the next higher dose level and that three patients had already been dosed at the second dose level, with early signs of clinical benefit observed across the first two dose levels. That dose level was successfully cleared, as was the third dose level, and we are presently dosing patients at the fourth dose-level. The fourth dose-level is almost twice the highest dose reached in any prior camsirubicin clinical trial (520mg/m2 versus 265 mg/m2). The open-label Phase 1b camsirubicin dose-escalation trial is continuing to enroll patients for additional cohorts until the maximum tolerable dose is reached. Following completion of the Phase 1b clinical trial, we continue to expect that Grupo Español de Investigación en Sarcomas (“GEIS”), with whom we have a collaboration agreement, will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We currently anticipate topline results in the camsirubicin Phase 1b clinical trial by September 2023 and believe we have sufficient funds to advance the trial through that date. However, if camsirubicin reaches higher dose levels than we are anticipating, the Phase 1b clinical trial may still be dosing patients beyond September 2023 and topline results may be deferred. Although we would likely consider this a positive development, it is possible that we would require additional funding to complete an extended Phase 1b clinical trial in this situation. Regardless, additional funding is expected to be required to support further development beyond the Phase 1b clinical trial.

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

In February 2022, we announced that our NorthStar collaboration generated a radioimmunotherapeutic candidate, MNPR-101-PCTA, that is being evaluated as a potential diagnostic and therapeutic agent (same backbone but utilizing a different radioisotope as the diagnostic) in advanced cancer and severe COVID-19, and that we are actively evaluating pathways to initiating a first-in-human study.

MNPR-202 and Related Analogs Updates

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world’s top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our composition of matter U.S. patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore has tested MNPR-202 in preclinical cancer models with promising results and is currently conducting additional preclinical studies with MNPR-202 with the aim to submit an abstract of the results to one or more scientific/medical conferences within the coming months.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which recently successfully completed a Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and European Medicines Agency (“EMA”) and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Seven key elements of our strategy to achieve this goal are to:

28

•

Leverage data generated from the Phase 2 Validive clinical trial to complete the execution of a hopefully successful VOICE clinical program for Validive for SOM in oropharyngeal cancer (“OPC”). In the prior Phase 2 clinical trial the absolute incidence of SOM in OPC patients was reduced by 26.3%, the time to SOM onset was delayed, and the duration of disease in patients that developed SOM was decreased by 15.5 days in the Validive 100 µg cohort versus placebo. In addition to the data from the Phase 2 clinical trial, we believe the guidance from our key opinion leaders (“KOLs”) as well as from the FDA and EMA, and our own internal clinical trial design expertise, help position us well for an effective VOICE clinical trial program.

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

Recently Issued and Adopted Accounting Pronouncements

During the three months ended June 30, 2022, there were no relevant recently issued accounting pronouncements that would impact our financial position and our condensed consolidated statements of operations and comprehensive loss.

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

Clinical Trials Accruals

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. We estimate the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to progress or stage of completion of trials or services and the agreed upon fees to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected term. The expected volatility rates are estimated based on our actual historical volatility over the two-year period from our initial public offering on December 18, 2019, through December 31, 2021. The expected term for stock options granted during the three and six months ended June 30, 2022, and 2021, was estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022, and 2021

The following table summarizes the results of our operations for the three and six months ended June 30, 2022, and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(in thousands)	2022	2021	Variance	2022	2021	Variance
Research and development expenses	$2,078	$1,476	$602	$3,756	$2,683	$1,073
General and administrative expenses	685	616	69	1,464	1,304	160
Total operating expenses	2,763	2,092	671	5,220	3,987	1,233
Operating loss	(2,763)	(2,092)	(671)	(5,220)	(3,987)	(1,233)
Interest income	-	12	(12)	1	23	(22)
Net loss	$(2,763)	$(2,080)	$(683)	$(5,219)	$(3,964)	$(1,255)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended June 30, 2022 were $2,078,000, compared to $1,476,000 for the three months ended June 30, 2021. This represents an increase of $602,000 attributed to (1) an increase of $473,000 in camsirubicin clinical trial expenses including patient dosing and manufacturing-related expenses, (2) an increase of $302,000 in Validive clinical trial-related and clinical material manufacturing-related expenses, and (3) a $9,000 net increase of other R&D expenses (4) offset by a decrease of $182,000 in R&D personnel costs.

R&D expenses for the six months ended June 30, 2022 were $3,756,000, compared to $2,683,000 for the six months ended June 30, 2021. This represents an increase of $1,073,000 attributed to (1) an increase of $546,000 in Validive clinical trial-related and clinical material manufacturing-related expenses, (2) an increase of $454,000 in camsirubicin clinical trial expenses including patient dosing and manufacturing-related expenses (3) an increase of $54,000 in R&D consulting expenses and (4) a $19,000 net increase of other R&D expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses for the three months ended June 30, 2022 were $685,000, compared to $616,000 for the three months ended June 30, 2021. This represents an increase of $69,000 primarily attributed to an increase in G&A salaries and benefits.

G&A expenses for the six months ended June 30, 2022 were $1,464,000, compared to $1,304,000 for the six months ended June 30, 2021. This represents an increase of $160,000 primarily attributed to an increase in G&A salaries and benefits.

Interest Income

Interest income for the three months ended June 30, 2022, decreased by $12,000 versus the three months ended June 30, 2021, due to a significant decrease in bank interest rates and reduced levels of cash.

Interest income for the six months ended June 30, 2022, decreased by $22,000 versus the six months ended June 30, 2021, due to a significant decrease in bank interest rates and reduced levels of cash.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since our inception in December 2015 resulting in an accumulated deficit of approximately $46.5 million as of June 30, 2022. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the potential usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock and net proceeds from sales of our common stock through an at-the-market sales program, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of July 29, 2022, will fund our planned operations at least through September 30, 2023.

We invest our cash in a money market account.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022, and 2021.

	Six Months Ended June 30,
	(Unaudited)
(in thousands)	2022	2021	Variance
Net cash used in operating activities	$(3,778)	$(3,344)	$(434)
Net cash provided by (used in) financing activities	(82)	10,897	(10,979)
Effect of exchange rates	20	3	17
Net increase (decrease) in cash and cash equivalents	$(3,840)	$7,556	$(11,396)

Cash Flow Used in Operating Activities

The increase of $434,000 in cash flow used in operating activities during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily a result of increases in R&D cash operating expenses.

Cash Flow Used in Investing Activities

There was no cash flow used in investing activities for the six months ended June 30, 2022, and 2021.

Cash Flow Provided by (Used in) Financing Activities

The decrease in cash flow provided by financing activities during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, of $10,979,000 was primarily due to the proceeds from sales of our common stock under an at-the-market sales program during the six months ended June 30, 2021. We did not have any sales of our common stock during the six months ended June 30, 2022.

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

We anticipate that the funds available as of July 29, 2022, will fund our obligations at least through September 30, 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

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

33

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

Expenditures are expected to increase in the third quarter of 2022 and onward for:

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

We have activated clinical trial sites and are dosing patients in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We have also initiated and commenced dosing in our Phase 1b camsirubicin clinical trial. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the third quarter of 2022 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months to complete the VOICE clinical program, additional long-term funding is needed to commercialize Validive, if approved, and otherwise generally to support our current and future product candidates through clinical trials, approval processes and, if applicable, commercialization.

 Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we likely will have to share or relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, which will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of July 29, 2022, we have not been required to pay Onxeo any other funds under the agreement. We will need to raise significant funds or enter into a collaboration partnership to support the completion of clinical development and potential marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b dose escalation clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. During the three and six months ended June 30, 2021, we incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of the then-planned GEIS Phase 2 camsirubicin clinical trial. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S.; therefore, no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of July 29, 2022, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONOPAR THERAPEUTICS INC.

Dated: August 11, 2022	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: August 11, 2022	By:	/s/ Kim R. Tsuchimoto
	Name:	Kim R. Tsuchimoto
	Title:	Chief Financial Officer (Principal Financial Officer)

