Form 10-K
period 2022-12-31
Monopar Therapeutics
filed 2023-03-23
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2022

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________ to ________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was $10,000,462 based on the closing price reported for such date on the Nasdaq Capital Market.

The number of shares outstanding with respect to each of the classes of our common stock, as of March 10, 2023, is set forth below:

Class	Number of shares outstanding
Common stock, par value $0.001 per share	13,193,172

The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III.

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

the results of the go/no go interim analysis decision from our independent data monitoring committee with respect to the Phase 2b portion of our ongoing Validive clinical trial, anticipated by the end of March 2023;

●

our ability to raise sufficient funds within the next 12 months in order for us to (1) assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023, complete the Phase 3 portion of our ongoing Validive Phase 2b/3 clinical trial and, if required, complete a second confirmatory Phase 3 clinical trial, (2) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial, (3) support further preclinical and clinical development of MNPR-101 for radiopharmaceutical use in advanced cancers, and (4) support further development of MNPR-202 and related compounds; as well as our ability to further raise additional funds in the future to support any future product candidate programs through completion of clinical trials, and our current and future product candidate programs through the approval processes and, if applicable, commercialization;

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

●

the impact of government laws and regulations including increased governmental control of healthcare and pharmaceuticals, resulting in direct price controls driving lower prices, other governmental regulations affecting cost requirements and structures for selling therapeutic products, and recent governmental legislation affecting other industries which may indirectly increase our costs of obtaining goods and services;

●	the uncertain continuing impact of COVID-19 on our ability to advance our clinical programs and raise additional financing;
●

the cumulative impact of domestic and global inflation, volatility in financial markets and the banking industry and/or the potential for an economic recession increasing our costs of obtaining goods and services or making financing more difficult to obtain on acceptable terms or at all;

●	the uncertain impact of the Russia-Ukraine war on our clinical material manufacturing expenses and timelines, as well as on general economic, trade and financial market conditions; and

●	uncertainty of our financial projections and operational timelines and the development of new competitive products and technologies.

Although we believe that the risk assessments identified in such forward-looking statements are appropriate, we can give no assurance that such risks will materialize. Cautionary statements are disclosed in this Annual Report on Form 10-K, including without limitation statements in the section entitled “Item 1A - Risk Factors,” addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Annual Report on Form 10-K or elsewhere, including without limitation any forward-looking statements, except as required by law.

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

●

We expect the results of the go/no go interim analysis decision from our independent data monitoring committee with respect to the Phase 2b portion of our ongoing Validive clinical trial by the end of March 2023. A negative decision would require us to refocus our development efforts on our other product candidates and could result in a decline in the market value of our common stock.

●

Funds raised to date are not sufficient to 1) assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023, complete the Phase 3 portion of our ongoing Validive Phase 2b/3 (“VOICE”) clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial; 2) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial; 3) support further development of MNPR-101 for radiopharmaceutical use in advanced cancers; or 4) support continued development of MNPR-202 and related compounds. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing Validive or other product candidates, or entering into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will be able to secure such financing or find a suitable development partner on satisfactory terms.

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

●

We rely on qualified third parties to conduct our active pharmaceutical ingredient manufacturing, our drug product manufacturing, non-clinical studies, and our clinical trials. If these third parties do not or cannot successfully carry out their contractual duties and meet expected deadlines or performance goals, the initiation or conduct of our clinical trials would be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, and our financial condition would be adversely affected.

●

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities, and Russian reduction in gas shipments to the EU and other allies, have increased fuel costs, reduced access to critical supplies and may cause shipping delays.  The broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, may delay the manufacture of our clinical materials, may increase costs of other goods and services or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on our clinical programs and on our financial condition.

●

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could likely cause us to suffer significant increases in our operating and administrative expenses.

●

Unstable market and economic conditions, such as the recent volatility in the markets due to concerns about bank stability and economic challenges due to inflation, may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

●

The effects of economic and political pressure to lower pharmaceutical prices are a major threat to the economic viability of new research-based pharmaceutical products, and any significant decrease in drug prices could materially and adversely affect the financial appeal of our  products and investment prospects.

●

We face significant competition from other biotechnology and pharmaceutical companies, and from research-based academic medical institutions, in our targeted medical indications, and our operating results would be adversely affected if we fail to compete effectively. Many competitors have greater organizational capabilities in our industry, much higher available capital resources, and established marketing resources and sales in the targeted markets. Competition and technological change may make our product candidates obsolete or non-competitive.

●	The termination of third-party licenses would adversely affect our rights to important compounds or technologies which are essential to develop and market our products.

●

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to develop and market competing drugs, which would adversely affect our financial condition.

●

.If we lose key management leadership, and/or the expertise and experience of our scientific personnel, and if we cannot recruit qualified employees or other highly qualified and experienced personnel for future requirements, we would be at risk to experience significant program delays and increased compensation and operational costs, and our business would be materially disrupted.

●

The long-term effects of COVID-19 are highly uncertain, and their scope and impact could have a substantial negative bearing on our business, financial condition, operating results, stock price and ability to raise additional funds.

PART I

Item 1. Business

You should read the following discussion in conjunction with our financial statements as of December 31, 2022, and the notes to such financial statements included elsewhere in this Annual Report on Form 10-K.

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

During 2022, we expanded the number of clinical trial sites in our global Phase 2b/3 clinical trial of our lead product candidate, Validive® (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT), for the prevention of chemoradiotherapy (“CRT”)-induced severe oral mucositis (“SOM”) in patients with oropharyngeal cancer (“VOICE” trial). We currently have active sites in the U.S., Spain, France, Germany and Poland and have completed enrollment of the Phase 2b portion of the clinical trial with a go/no go interim analysis decision from our independent data monitoring committee anticipated by the end of March 2023. We also continued enrolling in our U.S.-based open-label, Phase 1b clinical trial of camsirubicin for the treatment of advanced soft tissue sarcoma (“ASTS”). We also, in collaboration with our partner, NorthStar Medical Radioisotopes, LLC, continue to move forward with the development of MNPR-101 for radiopharmaceutical use in advanced cancers.  Finally, we continue to develop MNPR-202, an analog of camsirubicin designed to potentially treat doxorubicin- and camsirubicin-resistant cancers, which is being tested in preclinical models by our collaborator, the Cancer Science Institute of Singapore at the National University of Singapore.

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

In September 2017, we exercised an option to license Validive from Onxeo S.A., the company that developed Validive through its Phase 2 clinical trial. In the completed Phase 2 clinical trial, Validive demonstrated clinically meaningful efficacy signals within the 64-patient OPC population randomized to placebo, Validive 50 µg dose and Validive 100 µg dose. The absolute incidence of SOM in OPC patients who received a dose of Validive 100 µg once per day was reduced by 26.3% (incidence rate of 65.2% in placebo, 45.0% in Validive 50 µg group, and 38.9% in Validive 100 µg group). The median time to onset of SOM was 37 days in the placebo cohort; 45 days in the Validive 50 µg cohort and no median time of onset was reached in the Validive 100 µg group since fewer than half of this cohort of patients developed SOM. There was also a 37.8% reduction in the median duration of the SOM for the Validive 100 µg group versus placebo (41.0 days placebo group, 34.0 days Validive 50 µg group, and 25.5 days Validive 100 µg group) in patients that developed SOM. Median duration of SOM across all patients, inclusive of both those that did and did not develop SOM, was 17 days in the placebo group and 0 days in each of the Validive 50 and 100 µg groups. A positive dose response was seen in each of these three clinical endpoints. Additionally, patients in the Validive cohorts in the Phase 2 clinical trial demonstrated a safety profile similar to that of placebo. Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 2b/3 and, if required, second confirmatory Phase 3 clinical program.

In February 2021, we dosed the first patient in our Phase 2b/3 VOICE trial. In August 2021, we successfully reached our original target of 20 activated clinical trial sites for the Phase 2b portion of the 2b/3 Validive® VOICE trial, and in September 2021 we received authorization to proceed with the VOICE clinical trial in multiple countries in Europe. In 2022, we completed enrollment of the Phase 2b portion of the VOICE trial and commenced enrolling the Phase 3 portion. As of March 10, 2023, we have 81 clinical sites activated and enrolling patients in the U.S. and Europe. To be prepared for a positive go/no-go decision based on the interim analysis, anticipated to occur by the end of March 2023, we continue to activate additional sites globally. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

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

The OPC target population for Validive is the most rapidly growing segment of head and neck cancer (“HNC”) patients, with an estimated greater than 40,000 new cases of OPC in the U.S alone in 2023. The growth in OPC is driven by the increasing prevalence of oral human papilloma virus (“HPV”) infections in the U.S. and around the world. Despite the availability of a pediatric/adolescent HPV vaccine, the rate of OPC incidence in adults is not anticipated to be materially reduced for decades due to low adoption of the vaccine to date. As a result, the incidence of HPV-driven OPC is projected to increase for years to come and will continue to represent a clinical need for Validive for the prevention of CRT-induced SOM in patients with OPC since CRT is the standard of care treatment, and we anticipate that radiation will remain an important treatment modality for these patients for years to come.

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

While not designed by us, Onxeo’s promising preclinical studies and Phase 2 clinical trial have informed the design and conduct of what we believe will be an effective Phase 2b/3 VOICE clinical trial.

In response to COVID-19 and its effects on clinical trials, in 2020, we adjusted our clinical development plan accordingly to fit what is feasible in the current environment. We simplified the design of the previously planned Phase 3 clinical trial for Validive for the prevention of CRT-induced severe oral mucositis in patients with oropharyngeal cancer (“VOICE”), to a seamless Phase 2b/3 design. This design is based on a binary primary endpoint, incidence of SOM, and minimizes touch points with the clinical trial sites and patients. Validive is a once daily self-administered mucoadhesive tablet which can be taken in the patient’s home setting. The VOICE trial (NCT04648020) is a randomized, placebo-controlled and double blinded global clinical trial with trial sites in the U.S., Spain, France, Germany and Poland. In 2022, we completed enrollment of the Phase 2b portion of the VOICE trial and commenced enrollment in the Phase 3 portion. As of March 10, 2023, we have 81 clinical sites activated and enrolling patients in the U.S. and Europe.

The blinded interim analysis of clinical data from the Phase 2b patient cohort of the trial, to be performed by an independent data monitoring committee, will be used to guide us as to whether or not to continue enrolling the Phase 3 portion of the trial. This analysis should be completed and reported out by the end of March 2023. To be prepared for a positive go/no-go decision based on the interim analysis, we continue to activate additional sites globally. The entire trial has been designed to enroll up to 260 evaluable patients. This modification in design allowed us to activate and commence dosing the VOICE trial in early 2021 without requiring near-term financing. If the interim analysis results in a no-go decision, we would need to reconsider our efforts with respect to Validive and refocus our development efforts on our other product candidates Because the interim analysis is being performed by an independent data monitoring committee, we do not know what the results will be as of the date of this Annual Report.

Assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023, to complete the Phase 3 portion of the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months. Validive has been granted fast track designation in the U.S., orphan drug designation in the EU, and has global intellectual property patent protection through mid-2029 not accounting for possible patent extensions.

Validive U.S. Market Opportunity

The incidence of HNC (all anatomical types, including larynx, oral cavity, oropharynx, etc.) in the U.S. was estimated to be approximately 65,630 cases in 2020 (American Society of Clinical Oncology, cancer.net). The most rapidly growing type of HNC is OPC. The oropharynx is comprised largely of immune tissue and includes the soft palate, the base (rear one third) of the tongue, and the tonsils. In the U.S., the incidence of OPC is estimated to be greater than 40,000 cases in 2023. The majority of these OPC patients (approximately 70%) are human papilloma virus positive (“HPV+”). The incidence of OPC is also increasing in the rest of the world (>30% of HNC), with >50% of all OPC being HPV+. While certain types of HNC have been in decline in the U.S., such as laryngeal cancer as a result of a reduction in the smoking population, the total incidence of HNC has been growing steadily primarily due to OPC. The increase in OPC is directly associated with increased infection with the human papilloma virus. The incidence of HPV+ OPC has outpaced the incidence of HPV– HNC by 4-5-fold over the past decade. This trend of HPV+ OPC driving an increase in overall HNC is expected to continue for some time as the relatively recent introduction of a vaccine designed to prevent the transfer and colonization with HPV is only effective if administered prior to infection, and until October 2018, it was only recommended for those under the age of 26 (newer U.S. Food and Drug Administration (“FDA”) guidelines include those up to age 45). Even for those under the age of 26 who are eligible for the vaccine, oral HPV infections are predicted to increase due to the lack of adequate use of HPV vaccinations. Approximately 50% of eligible females and 33% of eligible males are presently being vaccinated.

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

Based on the encouraging clinical results to date, in September 2021, we commenced an open-label, Phase 1b dose escalation trial of camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in the U.S. as first-line treatment for patients with ASTS. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients who are responding on treatment. These are patients who are not candidates for surgery or radiation treatment, and are largely made up of patients with metastatic disease. Doxorubicin is the current standard of care in the first-line setting for these patients. Although this Phase 1b is designed to determine the maximum tolerated dose of camsirubicin, given the historical dose-dependent anti-tumor response repeatedly demonstrated with doxorubicin, efficacy measurements are being tracked in these patients as the dose is increased. In November 2021, the first dose level of camsirubicin had been completed, with a positive recommendation from the trial safety review committee to proceed to the next higher dose level. We are presently enrolling patients at the fifth dose level. The fifth dose level is over twice the highest dose reached in any prior camsirubicin clinical trial (650 mg/m2 versus 265 mg/m2) and no drug-related cardiotoxicity has been observed to date up to the current dose-level. The open-label Phase 1b camsirubicin dose-escalation trial is planning to enroll additional cohorts until the maximum tolerable dose is reached. In November 2022, we presented an abstract and poster of the Phase 1b clinical trial data at the Connective Tissue Oncology Society Annual Meeting in Vancouver, BC.

We currently anticipate topline results in the camsirubicin Phase 1b clinical trial by the end of 2023 and believe we have sufficient funds to advance the trial through that date. However, if camsirubicin reaches higher dose levels than we are anticipating, the Phase 1b clinical trial may still be dosing patients beyond the end of 2023 and topline results may be deferred. Although we would likely consider this a positive development, it is possible that we would require additional funding to complete an extended Phase 1b clinical trial in this situation. Regardless, additional funding is expected to be required to support further development through and beyond our ongoing Phase 1b clinical trial.

In June 2019, we entered into a clinical collaboration with Grupo Español de Investigación en Sarcomas (“GEIS”). GEIS is an internationally renowned non-profit organization focused on the research, development and management of clinical trials for sarcoma, that has worked with many of the leading biotech and global pharmaceutical companies. Following completion of our Phase 1b clinical trial, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial evaluating camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Phase 2 clinical trial is estimated to enroll 170 ASTS patients with the primary endpoint of the trial being progression-free survival, with secondary endpoints including response rate, overall survival and incidence of treatment-emergent adverse events. We will provide study drug to GEIS and supplemental financial support for the clinical trial. In addition to camsirubicin’s orphan drug designation in the U.S. by the FDA, the European Commission also granted orphan drug designation for camsirubicin for the treatment of soft tissue sarcoma in the EU in November 2019.

Camsirubicin U.S. Market Opportunity

Camsirubicin is an analog of doxorubicin, the first anthracycline to gain FDA approval. Anthracyclines are a class of drugs that are among the most commonly used agents in the treatment of cancer. They have demonstrated efficacy in a wide variety of cancers, including soft tissue sarcoma, breast cancer, lung cancer, ovarian cancer, and lymphomas, among other types. Although doxorubicin was approved decades ago, it is still widely used. According to QY Research, in 2020 the global doxorubicin market was $1.1836 billion, and expected to grow at a 7.7% compounded annual growth rate, with projections surpassing $1.8 billion by 2026. According to IQVIA, in 2015 the European Union had over $270 million in sales between doxorubicin HCl and liposomal doxorubicin. Liposomal versions of doxorubicin (e.g., Doxil®) demonstrated that a different formulation of doxorubicin with improved clinical benefits can command a significantly higher price premium compared to generic doxorubicin HCl.

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

In October 2013, a Phase 1 dose escalation study conducted at the University of Iowa completed enrollment of 24 patients who received one of eight different dose levels of camsirubicin ranging from 14 to 265 mg/m2. No evidence of irreversible cardiotoxicity was observed in any of these patients, including 4 patients who received prior anthracycline (doxorubicin or related molecules) treatment. Stable disease was observed in 55.0% of patients in this Phase 1 study, including 3 out of 4 patients with leiomyosarcoma, which is a type of soft tissue sarcoma that originates in connective tissue and smooth muscle most commonly in the uterus, stomach and small intestine. No growth factor support (G-CSF) was given to patients, and the limiting toxicity was neutropenia.

In January 2015, a multi-center open label single arm Phase 2 clinical trial was initiated in doxorubicin-naïve patients with ASTS. This Phase 2 clinical trial enrolled 22 patients and was completed in August 2016. Camsirubicin was administered intravenously at 265 mg/m2 every 3 weeks for up to 16 doses, with all patients being given growth factor support, and there was clear indication of anticancer activity at this well-tolerated dose and schedule. The majority of patients (52.6%) evaluable for tumor progression demonstrated clinical benefit (stable disease or partial response), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). The progression-free survival at 6 months was 38%, higher than the 6-month PFS of doxorubicin in three of the more recent studies, which showed 23%, 25%, and 33% 6-month PFS for doxorubicin. Camsirubicin was very well tolerated in this study and underscored the potential ability to administer camsirubicin without restriction for cumulative dose in patients with ASTS. Under compassionate use access, one patient received 20 cycles of camsirubicin (cumulative dose 5,300 mg/m2). Apart from one patient who developed febrile neutropenia and severe leukopenia, there were no grade 4 toxicities reported and no grade 3 side effects other than anemia. A transient decrease in left ventricular ejection fraction (“LVEF”) was observed in four patients treated with camsirubicin. These decreases in LVEF in camsirubicin treated patients were not serious adverse events and were transient, with LVEF subsequently returning to normal levels in all four subjects. Despite some subjects in this study receiving camsirubicin for up to 20 cycles, effects on cardiac function were of no clinical significance and there was no evidence of irreversible heart failure in any subject.

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

MNPR-101 for Radiopharmaceutical Use

Our third program is based on MNPR-101 (formerly huATN-658), a novel first-in-class humanized monoclonal antibody to the urokinase plasminogen activator receptor (“uPAR”), for its use as a radiopharmaceutical in advanced cancers. uPAR is highly expressed in tumors while healthy tissue rarely, if ever, expresses uPAR. The expression of uPAR on diseased cells and tissues allows for selective targeting of MNPR-101, which may be modified to carry imaging and therapeutic payloads.

MNPR-101 represents a novel approach for drug targeting of uPAR as it does not interfere with normal binding of uPA to uPAR. It instead blocks the CD11b (alpha-M)-uPAR interaction. MNPR-101 is on its own believed to have potential activity against many different cancer types because it:

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

Based upon the anticipated non-overlapping toxicity and distinct mechanism of action, we believe MNPR-101 has the potential to be used in combination with existing cancer therapies. The selective expression of uPAR in tumors underpins our expectation that MNPR-101 will be well-tolerated and amenable to a radiopharmaceutical treatment approach.

MNPR-101-Zr as a Potential Imaging Agent

MNPR-101-Zr is being developed as an imaging agent for the diagnosis and surveillance of multiple cancer types. In February 2023, we announced that based on promising recently generated preclinical imaging results with MNPR-101-Zr showing high uptake across multiple cancer types, we and NorthStar were committing to additional funding with the aim of initiating a first-in-human imaging study with MNPR-101-Zr as early as the end of this year.

MNPR-101-Zr is a zirconium-89 labeled version of MNPR-101. Positron emission tomography (“PET”) imaging of preclinical mouse models for triple-negative breast, colorectal, and pancreatic tumors displayed high and selective uptake of MNPR-101-Zr in these uPAR-expressing tumors.

These proof-of-concept studies provide support for a first-in-human PET imaging study with MNPR-101-Zr and a future therapeutic study using actinium-225 labeled radioimmunotherapeutic version of MNPR-101. Overall, the imaging results demonstrate the potential utility of MNPR-101 as a precision targeting agent for both imaging and therapy in multiple cancer indications.

MNPR-101 RIT

Also pursuant to our collaboration with NorthStar, we continue to develop potential radioimmunotherapeutics (“RITs”) based on MNPR-101. Our collaboration combines NorthStar’s expertise in the innovative production, supply, and distribution of important medical radioisotopes with our expertise in therapeutic drug development. NorthStar and we have filed provisional composition of matter patents covering the actinium-based radiopharmaceutical drug candidate (MNPR-101-PCTA-Ac-225). We are currently evaluating pathways to initiating a first-in-human study with this  drug candidate.

MNPR-202 and Related Analogs

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world’s top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our composition of matter U.S. patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore has tested MNPR-202 in preclinical cancer models with promising results and is currently conducting additional preclinical studies with MNPR-202. In December 2022, in collaboration with Dr. Anand Jeyasekharan of CSI Singapore, we presented an abstract and poster of the preclinical data of MNPR-202 at the American Society of Hematology 64th Annual Meeting in New Orleans, LA.

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrocholoride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 10, 2023, we have not been required to pay Onxeo any other funds under the agreement. We will need to raise significant funds or enter into a collaboration partnership to support the completion of clinical development and potential marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with ASTS. Following completion of the Phase 1b clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. =For the three months ended March 31, 2021, we incurred $0.3 million in expenses related to the GEIS collaboration including clinical material manufacturing-related expense, clinical consulting, database management expenses and intellectual property expenses.  We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the license, we are to pay only upon developmental and sales milestone achievements which could reach up to $14.925 million if we achieve all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that we will reach any milestones. As of March 10, 2023, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

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

MNPR-101 for Radiopharmaceutical Use

In collaboration with NorthStar, we filed a provisional patent application entitled “Precision Radioimmunotherapeutic Targeting of the Urokinase Plasminogen Activator Receptor (uPAR) for Treatment of Severe COVID-19 Disease” with the USPTO on June 15, 2020. A full international application (International Application Number PCT/US2021/037416) that claims priority to the provisional filing date was filed under the Patent Cooperation Treaty (“PCT”) on June 15, 2021. This application covers novel compositions and uses of cytotoxic radioisotopes attached to antibodies that bind to uPAR, thereby creating precision targeted radiotherapeutics, also known as uPRITs, for the treatment of severe COVID-19 and other respiratory diseases. Advanced COVID-19 patients frequently develop severe, life-threatening, pulmonary inflammation as a result of a viral induced cytokine storm. The development of this cytokine storm is associated with a high rate of mortality in severe COVID-19 patients, even when oxygen support and mechanical ventilation are utilized. uPRITs have been designed with the goal of selectively eradicating the aberrantly activated immune cells responsible for causing cytokine storm and its harmful systemic effects. The co-inventors of the provisional patent application are James Harvey, Chief Scientific Officer of NorthStar, and Andrew P. Mazar, former Monopar Chief Scientific Officer.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of Validive, camsirubicin, MNPR-101, MNPR-101-Zr, MPNR-101 RITs or MNPR-202, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third-party contract manufacturers for all our required raw materials, Active Pharmaceutical Ingredients (“API”), and finished drug products for our preclinical and clinical studies. Both COVID-19 and the Russia-Ukraine war, and related impacts on inflation and supply chain logistics, may impact the cost and delay shipping of supplies for our clinical materials manufacturing due to the rising cost of fuel and sanctions that may delay global shipping. We have completed manufacturing of the clinical batches of drug product for Validive that are currently being utilized in our ongoing Phase 2b/3 VOICE clinical trial and for camsirubicin which are being used in our ongoing Phase 1b dose-escalation camsirubicin clinical trial. We are in the midst of manufacturing more camsirubicin for the clinical trials. We continue to develop MNPR-101-Zr, MNPR-101 RIT and MNPR-202 for potential scale-up.

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

Validive

There is no effective standard of care or FDA approved preventive or therapeutic treatment for patients that develop chemoradiation-induced SOM. Only symptomatic treatments such as opioids and palliative mouthwashes are available but have no effect on the occurrence, time to onset, or duration of SOM. Our primary competitor is a dismutase mimetic which recently completed its Phase 3 clinical development including submission to the FDA for marketing approval. The dismutase mimetic is administered through a daily 60-minute intravenous (“IV”) infusion to be completed within an hour before each radiation treatment. Validive, in comparison, is an easy to use, once daily self-administered oral/buccal tablet that acts locally at the sites of SOM.

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

MNPR-101 for Radiopharmaceutical Use and MNPR-202

Our MNPR-101-Zr, MNPR-101 RIT and MNPR-202 programs are in the early stages of development and the most susceptible to all of the competitive factors listed in the first paragraph of this section on Oncology Market Competition.

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

●	FDA audits of the preclinical and clinical study sites that generated the data in support of the NDA or BLA;

●	FDA review and approval of the NDA; and

●	Fulfillment of FDA post-marketing requirements, if any.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we obtain regulatory approval. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payers. Third-party payers include government payers such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the pharmaceutical product. Third-party payers may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. A payer’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved.

In 2003, the federal government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. However, to obtain payments under this program, a company would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. As part of their participation in the Medicare prescription drug program, these plans negotiate discounted prices for prescription drugs. Federal, state and local governments in the U.S. continue to consider legislation to limit the growth of health care costs, including the requirement to reduce the price of certain prescription drugs. Future legislation and regulations could limit payments for pharmaceuticals such as the product candidates that we are developing.

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

Employees

Our operations are currently managed by five individuals (including our executive chairman and our Acting Chief Medical Officer), of whom two have a PhD, two have an MD, two have an MBA, one has an MSc in health economics and policy, one has an MS from Stanford University, and one is a former CPA. They have worked at industry leading companies such as BioMarin Pharmaceutical Inc., Raptor Pharmaceuticals, and Onyx Pharmaceuticals. As of March 10, 2023, we had twelve employees; eleven of whom were full-time. We anticipate hiring additional employees in clinical operations, regulatory affairs and other departments, to help manage our clinical studies, regulatory submissions, and manufacturing to support Validive and camsirubicin program development, business development and corporate strategy. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing, quality assurance, and regulatory affairs.

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

Trademark Notice

We have a registered trademark with the USPTO for “Validive”. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used herein.

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

We commenced operations in December 2014 and have an operating history of approximately eight years. Therefore, there is limited historical financial or operational information upon which to evaluate our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early clinical stages of operations. Many, if not most, companies in our industry at our stage of development never become profitable and are acquired, merge, sell major product assets or go out of business before successfully developing any product that generates revenue from commercial sales and enables profitability.

From inception in December 2014 through December 31, 2022, we have incurred losses of approximately $51.8 million, which includes $13.5 million of non-cash in-process research and development, which was incurred in connection with our 2017 acquisition of camsirubicin. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates and will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through an at-the-market sales program, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin and related assets.

The amount of future losses and when, if ever, we will become profitable are uncertain. We do not have any products that have generated revenues from commercial sales, and do not expect to generate revenues from the commercial sale of products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, successful completion of the development of our product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing/quality, sales, and marketing and distribution arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance our activities. If we are unsuccessful at some or all of these undertakings, our business, financial condition, and results of operations are expected to be materially and adversely affected.

We will need to raise substantial additional funding or find a suitable pharmaceutical partner to continue to advance our clinical programs and support our preclinical activities.

In order to be commercially viable, we must successfully research, develop, test, obtain regulatory approval for, manufacture, introduce, market and distribute Validive, camsirubicin, MNPR-101-Zr, MNPR-101 RIT, MNPR-202, and, if applicable, any current and future product candidates we may develop. The estimated required capital and time-frames necessary to achieve these developmental milestones as described in this Annual Report on Form 10-K or as we may state from time to time is subject to inherent risks, which are beyond our control. Clinical development of Validive, camsirubicin, MNPR-101-Zr, MNPR-101 RIT, and MNPR-202 will require significant funds. Proceeds to-date from the sales of our common stock we believe could be sufficient for us to complete our ongoing open-label Phase 1b camsirubicin clinical trial (but this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating)  and, assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023, continue enrolling the Phase 3 portion of our ongoing Validive Phase 2b/3 (VOICE) clinical program, but will not be sufficient for us to complete our VOICE clinical program, including if we need to run a second confirmatory Phase 3 clinical trial and support further development through and beyond our ongoing Phase 1b camsirubicin clinical trial. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will need to raise additional funding in the millions or tens of millions of dollars. Therefore, we will need to raise significant additional funds or find a suitable pharmaceutical partner within the next 12 months to complete the VOICE clinical program, as well as support further development of camsirubicin through and beyond our ongoing Phase 1b, to support MNPR-101-Zr, MNPR-101 RIT and MNPR-202 and related compounds in various indications and generally to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization, If we are able to raise financing, it may be on terms that are unfavorable to us and if we are unable to raise sufficient funds or find a suitable pharmaceutical partner, we may have to discontinue or delay clinical development of Validive and/or any other of our current or future product candidates.

If the interim analysis for our ongoing Validive Phase 2b/3 clinical program yields a no-go decision, our business would be adversely impacted.

This interim analysis for our ongoing Validive Phase 2b/3 clinical program, and the resulting go/no-go decision about whether to proceed to the Phase 3 portion of the trial, is expected by the end of March 2023. Because the interim analysis is being performed by an independent data monitoring committee, we do not know what the results will be as of the date of this Annual Report. If the interim analysis results in a no-go decision, we would need to reconsider our efforts with respect to Validive and refocus our development efforts on our other product candidates. Validive has been our lead product candidate to date and is the most clinically advanced, and if we had to reconsider or abandon our efforts, it would likely materially adversely impact our financing prospects, as well as the price of our common stock.

Our operations and financial results could be adversely impacted by COVID-19, which may negatively impact our ability to manufacture our product candidates for our clinical trials, our ability to accrue and conduct our clinical trials, and may delay regulatory agency responses. Any such impact will negatively impact our financial condition and could require us to delay our clinical development programs.

In response to COVID-19 and its effects on clinical trials, we modified the original adaptive design Phase 3 clinical trial for our lead product candidate, Validive, in 2020 to be a Phase 2b/3 VOICE clinical trial to better fit the types of trials which can enroll patients in the current environment. We have activated sites and commenced dosing in our VOICE clinical program. We completed enrollment of the Phase 2b portion of the trial and commenced enrollment of the Phase 3 portion of the VOICE trial. To complete VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will need to raise additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur, and the long-term effects of COVID-19 continue to create uncertainties and challenges to our ability to seek additional funding and explore collaborations and partnerships.

While we are currently continuing our ongoing clinical trials, COVID-19 and related precautions have directly or indirectly impacted the timeline for certain of our clinical trials. We are continuing to monitor the impact of COVID-19 on our operations and ongoing clinical development activity, generally. As a result of COVID-19, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

31

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

The extent to which the long-term effects of COVID-19 further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which remain highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the global availability and acceptability of available vaccinations, the continued efficacy of available vaccines and treatments, the potential and duration of another major outbreak and the impacts of new variations of the virus, continued or reimplemented travel restrictions, local states of emergency requiring quarantines and shelter-in-place orders, adherence to social distancing and mask-wearing recommendations in the U.S. and other countries and the availability of effective global therapeutics to treat COVID-19.

The Russia-Ukraine war will likely have continuing global effects on fuel costs and shipping and broader impacts on economic, trade and financial market conditions, which could delay the shipping of supplies for our clinical material manufacturing, potentially resulting in increased manufacturing expenses, delays to our clinical programs and adverse effects on our financing activities and financial condition.

The Russia-Ukraine war is a volatile situation, resulting in financial services and banking instability in the region. The U.S. and other countries’ sanctions against Russia and Russian entities, together with existing inflationary conditions and supply chain challenges arising in the wake of COVID-19, are affecting fuel costs and shipping, resulting in higher costs and delays for various types of supplies. These cost increases and delays may affect our clinical material manufacturing which will likely have an adverse effect on our financial condition. In addition, at this stage, we are unable to predict whether the war will have broader adverse impacts to European, U.S. or global economic, trade and financial market conditions, which could adversely affect our operations and financial condition in a variety of ways. In particular, financial market instability or volatility may make it more difficult to raise required financing.

If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

While we believe adequate cash is currently available to operate for the next twelve months, developing a new drug and conducting clinical trials and the regulatory review processes for one or more disease indications involves substantial costs. We have projected cash requirements for the near term based on a variety of assumptions, but some or all of such assumptions are likely to be incorrect and/or incomplete, possibly materially in an adverse direction. Our actual cash needs may deviate materially from those projections, changes in market conditions or other factors may increase our cash requirements, or we may not be successful even in raising the amount of cash we currently project will be required for the near term. We will need to raise additional capital in the future; the amount of additional capital needed will vary as a result of a number of factors, including without limitation the following:

●	receiving less funding than we require;

●	higher than expected costs to manufacture and ship our active pharmaceutical ingredient and our product candidates;

●	higher than expected costs for preclinical testing;

●	an increase in the number, size, duration, and/or complexity of our clinical trials;

●

slower than expected progress in developing Validive, camsirubicin, MNPR-101-Zr, MNPR-101 RIT, MNPR-202 or other product candidates, including without limitation, additional costs caused by program delays;

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

When we attempt to raise additional financing, there can be no assurance that we will be able to secure such additional financing in sufficient quantities or at all. We may be unable to raise additional capital for reasons including, without limitation, our operational and/or financial performance, investor confidence in us and the biopharmaceutical industry, credit availability from banks and other financial institutions, the status of current projects, and our prospects for obtaining any necessary regulatory approvals. General economic and financial market conditions, which have recently been impacted by inflation, bank instability and other factors, can also adversely impact our ability to raise additional financing. Potential investors’ capital investments may have shifted to other opportunities with perceived greater returns and/or lower risk, thereby reducing capital available to us, if available at all.

In addition, any additional financing might not be available, and even if available, may not be available on terms acceptable to us or our then-existing investors. We will seek to raise funds through public or private equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, corporate collaboration or licensing arrangements, mergers, acquisitions, sales of intellectual property, or other financing vehicles or arrangements. To the extent that we raise additional capital by issuing equity securities or other securities, our then-existing investors will experience dilution. If we raise funds through debt financings or bank loans, we may become subject to restrictive covenants, our assets may be pledged as collateral for the debt, and the interests of our then-existing investors would be subordinated to the debt holders or banks. In addition, our use of and ability to exploit assets pledged as collateral for debt or loans may be restricted or forfeited. To the extent that we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish significant rights (including without limitation intellectual property rights) to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are not able to raise needed funding under acceptable terms or at all, then we will have to reduce expenses, including the possible options of curtailing operations, abandoning opportunities, licensing or selling off assets, reducing costs to a point where clinical development or other progress is impaired, or ceasing operations entirely.

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could likely cause us to suffer significant increases in our operating and administrative expenses.

In the wake of the COVID-19 pandemic, the Russia-Ukraine war and other geopolitical factors, economic conditions have become strained, with inflation and supply chain challenges impacting businesses worldwide. These conditions affect fuel costs and shipping, resulting in higher costs and delays for various types of supplies. These cost increases and delays may affect our clinical material manufacturing which will likely have an adverse effect on our financial condition. In addition, the effects of responses to inflationary conditions, such as significantly increased interest rates, on the economy and market conditions are difficult to predict. If U.S. or global economic, trade and financial market conditions continue to be challenged or volatile, or we do not effectively manage our response to these conditions, our operations and financial condition could be adversely affected in a variety of ways.

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Recently, COVID-19 and the Russia-Ukraine war have created volatility and uncertainty.  Recent instability in the banking industry has added to the volatility and uncertainty. Our financing strategy will be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make a debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial performance, and could require us to cease or delay our operations.

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

34

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

The FDA provided guidance on our proposed VOICE trial, but the FDA is not bound by the guidance they give, and can change their position in the future. Any future decision by the FDA will be driven largely by the data generated from the VOICE clinical program. However, the FDA and other regulatory organizations will learn from their total experience in the review of multiple drugs in multiple indications and they will apply the knowledge of broad and diverse experience even if less than a perfect match with our product.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to maintain orphan drug exclusivity for that drug. For example, orphan drug designation may be removed if the prevalence of an indication increases beyond the patient number limit required to maintain designation. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product in the same indication for that time period. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity at the specified quality of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared to our product.

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

With regard to our lead product candidate, unforeseen side effects from Validive could arise either during clinical development or, if approved, after Validive has been marketed. This could cause regulatory approvals for, or market acceptance of, Validive to be harder and costlier to obtain.

To date, no difference in the frequency of serious adverse events (“SAEs”) has been observed in patients treated with Validive compared to placebo. In the Phase 2 clinical trial, two patients in the placebo group and 2 patients in the Validive 50 µg group experienced SAEs that were assessed as treatment related. No patients in the Validive treated cohorts were discontinued due to the study drug. Clonidine, the active ingredient of Validive, has been used for over 50 years as an orally swallowed systemic treatment for high blood pressure. Validive administration leads to very low, but still detectable exposure of clonidine outside the oral cavity. Thus, there is some risk that patients may experience side effects due to this systemic exposure, which could include a reduction in blood pressure, irregular heartbeat, drowsiness or dry mouth.

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

The VOICE clinical program has been designed based on an analysis of the 64 oropharyngeal cancer (“OPC”) patients included in the Phase 2 trial (n= 24 in the placebo group, n= 21 Validive 50 µg group, and n= 19 Validive 100 µg group). While a dose response was observed in the Validive treated OPC cohorts compared to placebo across multiple clinically meaningful endpoints, the ability to establish statistical significance was limited by the relatively small sample size. This increases the risk that the VOICE trial may not achieve its prospectively defined endpoints. VOICE includes an interim analysis after the 2b portion that allows for an assessment of the primary (and only) endpoint, incidence of SOM, before proceeding to the Phase 3 portion of the trial. This interim analysis, and the resulting go/no-go decision about whether to proceed to the Phase 3 portion of the trial, is expected by the end of March 2023. If the interim analysis results in a  no-go decision, we would need to reconsider our efforts with respect to Validive and refocus our development efforts on our other product candidates. Validive has been our lead product candidate to date and is the most clinically advanced, and if we had to reconsider or abandon our efforts, it would likely materially adversely impact our financing prospects, as well as the price of our common stock. Because the interim analysis is being performed by an independent data monitoring committee, we do not know what the results will be as of the date of this Annual Report. Assuming positive results from the interim analysis and that we fully proceed to the Phase 3 portion of the trial, we may also be required by the FDA to conduct a second Phase 3 confirmatory clinical trial which may not yield the same results. If our VOICE clinical trial results are not statistically significant, the FDA will likely not approve Validive for marketing, which will result in a decrease in our stock price and market value.

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

Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

●	delays in U.S. or foreign regulatory approvals to start the clinical trial;

●	coordination with clinical research organizations to enroll and administer the clinical trials;

●	coordination and recruitment of collaborators and investigators at individual sites;

●	size of the patient population and the effectiveness of the process for identifying patients;

●	design of the clinical trial protocol;

●	eligibility and exclusion criteria;

●	perceived therapeutic risks and benefits of the product candidates under study;

●	availability of competing commercially available therapies and other competing products’ clinical trials;

●	time of year in which the trials are initiated or conducted;

●	severity and prognosis of the diseases under investigation;

●	ability to obtain and maintain subject consents;

●	ability to enroll and treat patients in a timely manner;

●	risk that enrolled subjects will drop out before completion of the trials;

●	proximity and availability of clinical trial sites for prospective patients;

●	ability to monitor subjects adequately during and after treatment;

●	patient referral practices of physicians; and

●	potential long-term effects of COVID-19.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will utilize third parties to manufacture Validive, camsirubicin, and MNPR-101. We currently have manufacturing arrangements for Validive and camsirubicin. We have not yet secured  manufacturing agreements for MNPR-101-Zr, MNPR-101 RIT or MNPR-202.

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

Before we can begin to commercially manufacture Validive, camsirubicin, MNPR-101-Zr, MNPR-101 RIT, MNPR-202 or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection will likely significantly delay or prevent FDA approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

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

We have exercised our option to license Validive; as such, Onxeo has the ability to terminate the license if we breach our obligations under the license agreement. A termination of the license agreement might force us to cease developing and/or selling Validive, if it gets to market. We rely on certain rights to MNPR-101 that we have secured through a non-exclusive license agreement with XOMA. XOMA, as licensor, has the ability to terminate the license if we breach our obligations under the license agreement and do not remedy any such breach within a set time after receiving written notice of such breach from XOMA. A termination of the license agreement might force us to cease developing and/or selling MNPR-101-Zr or MNPR-101 RIT, if it gets to market.

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

Our contracted camsirubicin active pharmaceutical ingredient manufacturing plant and our contracted raw materials manufacturing plant are in countries in Asia and Europe, either of which may be affected by imposed tariffs and regional geopolitical factors outside of their control, including the Russia-Ukraine war, which may affect the supply of camsirubicin active pharmaceutical ingredient and raw materials. If we need to enlist new contract manufacturers, it will delay our camsirubicin clinical program and may increase our cost for our Phase 1b and future camsirubicin clinical trials.

We rely on third parties to conduct our non-clinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current product candidates or any future products, on a timely and efficient basis or at all, and our financial condition will be adversely affected.

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

In addition, the execution of non-clinical studies and clinical trials, and the subsequent compilation and analyses of the data produced, requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may be able to terminate their agreements with us upon short notice. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, on a timely and efficient basis or at all, regulatory approval for or to commercialize the product candidate being tested in such trials, and as a result, our financial condition will be adversely affected.

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

Any development along these lines could materially and adversely affect our prospects. We are unable to predict what political, legislative or regulatory changes relating to the healthcare industry, including without limitation any changes affecting governmental and/or private or third-party coverage and reimbursement, may be enacted in the future, or what effect such legislative or regulatory changes would have on our business. However, if governmental price management does not provide for the very high price of pharmaceutical research, it could create very demanding challenges for our industry and our prospects or require breakthroughs in research productivity, of which there can be no assurance.

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

Government payment for some of the costs of prescription drugs may increase demand for our products for which we receive marketing approval; however, any negotiated prices for our products covered by a Part D prescription drug plan and other government programs will be lower than the prices we might otherwise obtain. We anticipate that the number and type of products that will be subject to federal pricing will increase substantially over time. There may be rules to demand that the government and medical institutions, which are in part supported by government funding, will be granted access to medicines at the same highly favorable prices given to the governmental direct medical care programs.

Risks Related to Our Intellectual Property

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our (and our licensors’) development efforts to develop competing drugs.

Our commercial success will depend in part on obtaining patent protection for any products and other technologies we might develop, and successfully defending any patents we obtain against third-party challenges. We have licensed all intellectual property related to Validive from Onxeo S.A., a French public company. See “Business – License, Development and Collaboration Agreements”. The assignment and transfer of the camsirubicin (formerly GPX-150) patent portfolio from TacticGem, LLC (“TacticGem”) to us has been completed. We filed and have been granted in the U.S. and various countries around the world patents for antibodies that target uPAR for our MNPR-101 program. We have also been granted in the U.S. and various countries around the world patents to a specific sequence of amino acids on uPAR, to which our MNPR-101 antibody binds. We are currently prosecuting this patent in other countries around the world to further protect MNPR-101. We also have jointly applied for patents with our collaborator, NorthStar, for MNPR-101-Zr and MNPR-101 RIT conjugates. The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in obtaining and defending patents. See “Business - Intellectual Property Portfolio and Exclusivity”. These risks and uncertainties include without limitation the following:

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

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time. If this occurs, our competitive position, business, financial condition, results of operations, and prospects would be materially harmed.

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

Our future success is highly dependent on the continued service of principal members of our management, leadership, and scientific personnel, who are able to terminate their employment with us at any time and may be able to compete with us. The loss of any of our key management, leadership, or scientific personnel including, in particular, Christopher M. Starr, our Executive Chairman of the Board of Directors (referred to as the “Board”), and Chandler D. Robinson, our President and CEO, could materially disrupt our business and materially delay or prevent the successful product development and commercialization of our product candidates. We have an employment agreement with Dr. Robinson which has no term but is for at-will employment, meaning the executive has the ability to terminate his employment at any time. We have a consulting agreement with Dr. Starr that is terminable with 30-days’ notice by Dr. Starr or us.

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

We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We anticipate this will be December 31, 2024.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe we have significant competitive advantages with our expertise in small molecules and biologics, and rare disease clinical development, along with a strong intellectual property portfolio, we currently face and will continue to face competition for our drug development programs from companies that target SOM, are developing doxorubicin analogs/replacement, or are targeting uPAR. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Accordingly, our competitors may have more resources and be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future.

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

Our non-employee directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 5,100,000 shares of our common stock may be issued as stock options or restricted stock units under the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, and stock options for the purchase of up to 2,147,790 shares of our common stock have already been granted (1,215,724 stock options are exercisable) and are outstanding along with 633,042 restricted stock units that have been granted to non-employee directors and employees as of March 10, 2023. The issuance of such equity upon vesting of restricted stock units and/or the exercise of such options will dilute both our existing and our new investors. As of March 10, 2023, 189,346 stock options have been exercised.

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

Our business and affairs are managed by or under the direction of our Board. Our stockholders are entitled to vote only on actions that require a stockholder vote under federal or state law. Stockholder approval requires the consent and approval of holders of a majority or more of our outstanding stock. Shares of stock do not have cumulative voting rights and therefore, holders of a majority of the shares of our outstanding stock will be able to elect all Board members. TacticGem, LLC (“TacticGem”) owns 7,166,667 shares of common stock (54.34%). The limited liability company agreement requires TacticGem to pass through votes (including the vote for the election of directors) to its members in proportion to their membership percentages in TacticGem (57.367% owned by Tactic Pharma and 42.633% owned by Gem). As a result, Tactic Pharma, our initial investor, holds an approximately 32.4% beneficial interest in us and together with Gem’s beneficial ownership of approximately 23.2%, the two entities control a majority of our stock and will be able to elect all Board members and control our affairs. Some of our Board members and executive officers own and control Tactic Pharma. Although no single person has a controlling interest in Tactic Pharma, acting together, they are able to control Tactic Pharma and a large voting block of our common stock and together with Gem can elect a majority of our Board.

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

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that appear to be unrelated to the operating performance of particular companies. Our common stock has only been trading on the Nasdaq Capital Market since December 19, 2019, and has experienced significant volatility in market prices through March 10, 2023, ranging from a low of $1.39 to a high of $48.00. Our small public float and relatively low and inconsistent trading volumes exacerbate volatility.

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

●	unstable market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	the failure of our product candidates, if approved, to achieve anticipated commercial success; in the time projected by securities analysts and others;

●	announcements of the clinical success, NDA approval or introduction of new products by us or our direct competitors;

●	announcements of developments concerning product development results or intellectual property rights of others;

●	litigation or public concern about the safety and/or efficacy of our potential or approved products;

●	actual fluctuations in our quarterly or annual operating results, and concerns by investors that such fluctuations may occur in the future and are indicative of internal problems;

●	deviations in our operating results from the estimates of securities analysts or other analyst comments;

●	additions or departures of key personnel;

●	healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●	announcements or publicity concerning current or future strategic collaborations;

●	discussion of our Company, our stock price or our potential future market value by the financial and scientific press and online investor communities; and

●	market responses to the fluctuating conditions of COVID-19 or to the Russia-Ukraine war.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our non-employee directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 13,193,172 outstanding shares of our common stock as of March 10, 2023. A majority of our outstanding shares of common stock are currently held by non-employee directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act).

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

Holders

As of March 10, 2023, there were 13,193,172 shares of our common stock outstanding held by 30 holders of record and approximately 2,700 beneficial stockholders.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. We are building a drug development pipeline through the licensing and acquisition of therapeutics in late preclinical or in clinical development stages. We leverage our scientific and clinical experience to help reduce the risk of and accelerate the clinical development of our drug product candidates.

Financial Status

Our cash, cash equivalents and investments as of December 31, 2022, was $13.1 million. As discussed further below and elsewhere in this Annual Report, we expect that our current funds will be sufficient for us to obtain topline results from our ongoing open-label Phase 1b camsirubicin clinical trial as planned by the end of 2023 (but as discussed below, this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating and topline results are deferred as dosing continues beyond 2023) and, assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023, the continued enrollment in the Phase 3 portion of our ongoing Validive Phase 2b/3 (VOICE) clinical program. We will require additional funding to advance our clinical and preclinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source over the past three years was sales of shares of our common stock under at-the-market sales programs through Capital on DemandTM Sales Agreements with JonesTrading Institutional Services LLC (“Jones Trading”). During 2020 and the first quarter of 2021, we sold 1,964,724 shares of our common stock at an average gross price of $10.02 per share for net proceeds of $19,100,603, after fees and commissions of $591,188. The maximum aggregate offering price under the prior agreement was reached during the first quarter of 2021 and there were no further sales under that agreement. In April 2022, we entered into a new at-the-market sales agreement. Pursuant to that agreement, during 2022, the Company sold 64,573 shares of its common stock at an average gross price per share of $2.71 for net proceeds of $170,552, after fees and commissions of $4,377. In addition, the Company incurred legal, accounting and other fees totaling $83,234 for net proceeds after fees, commissions and expenses of $87,318. From January 1, 2023 to March 10, 2023, the Company sold 241,475 shares of its common stock at an average gross price per share of $3.47 for net proceeds of $836,836, after fees and commissions of $20,940.

Validive Clinical Update

In February 2021, we dosed the first patient in our Phase 2b/3 VOICE trial of Validive® for the prevention of chemoradiation treatment (“CRT”)-induced severe oral mucositis (“SOM”) in patients with oropharyngeal cancer (“VOICE”). In August 2021, we successfully reached our original target of 20 activated clinical trial sites for the Phase 2b portion of the 2b/3 Validive® VOICE trial and in September 2021, we received authorization to proceed with the VOICE clinical trial in multiple countries in Europe. In 2022, we completed enrollment of the Phase 2b portion of the VOICE trial and commenced enrollment in the Phase 3 portion. As of March 10, 2023, we have 81 clinical sites activated and enrolling patients in the U.S. and Europe. To be prepared for a potential positive go/no-go decision based on the interim analysis, we continue to activate additional sites globally. This interim analysis, and the resulting go/no-go decision about whether to proceed to the Phase 3 portion of the trial, is expected by the end of March 2023. If the interim analysis results in a no-go decision, we would need to reconsider our efforts with respect to Validive and refocus our development efforts on our other product candidates. Validive has been our lead product candidate to date and is the most clinically advanced, and if we had to reconsider or abandon our efforts, it would likely materially adversely impact our financing prospects, as well as the price of our common stock. Because the interim analysis is being performed by an independent data monitoring committee, we do not know what the results will be as of the date of this Annual Report.

To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), which we are planning to pursue within the next 12 months.

Camsirubicin Clinical Update

In August 2021, we announced clearance from the U.S. Food and Drug Administration (“FDA”) to proceed with an open-label Phase 1b dose-escalation clinical trial evaluating camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in patients with advanced soft tissue sarcoma (“ASTS”). In September 2021, we initiated the Phase 1b clinical trial, and in October 2021 we dosed the first patients. In February 2022, we announced that the first dose level of camsirubicin had been completed in November 2021, with a positive recommendation from the trial safety review committee to proceed to next higher dose level and that three patients had already been dosed at the second dose level. That dose level was successfully cleared, as was the third and fourth dose levels, and we are presently enrolling patients at the fifth dose level. The fifth dose level is over twice the highest dose administered in any prior camsirubicin clinical trial (650 mg/m2 versus 265 mg/m2) and no drug-related cardiotoxicity has been observed to date up to the current dose-level. The open-label Phase 1b camsirubicin dose-escalation trial is planning to enroll additional cohorts until the maximum tolerable dose is reached.

In November 2022, we presented an abstract and poster of the Phase 1b clinical trial data at the Connective Tissue Oncology Society Annual Meeting in Vancouver, BC. Following completion of the Phase 1b clinical trial, we continue to expect that Grupo Español de Investigación en Sarcomas (“GEIS”) will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We currently anticipate topline results in the camsirubicin Phase 1b clinical trial by the end of 2023 and believe we have sufficient funds to advance the trial through that date. However, if camsirubicin reaches higher dose levels than we are anticipating, the Phase 1b clinical trial may still be dosing patients beyond the end of 2023 and topline results may be deferred. Although we would likely consider this a positive development, it is possible that we would require additional funding to complete an extended Phase 1b clinical trial in this situation. Regardless, additional funding is expected to be required to support further development through and beyond our ongoing Phase 1b clinical trial.

  MNPR-101 for Radiopharmaceutical Use Development Update

 Pursuant to our 50/50 collaboration development agreement with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to develop potential radioimmunotherapeutics based on MNPR-101 (“MNPR-101 RITs”), we have coupled MNPR-101 to imaging and therapeutic radioisotopes. The resulting conjugates, MNPR-101-Zr and MNPR-101-PCTA-Ac225, are designed to be highly selective agents that have the potential to image and kill certain cancer cells. By eradicating these cancer cells with a uPAR-targeted RIT (“uPRIT”), the therapeutic goal is to spare healthy cells while quickly killing the cancer cells.

Based on promising recently generated preclinical imaging results with MNPR-101-Zr showing high uptake across multiple tumor types, the companies committed to additional funding with the aim of initiating a first-in-human imaging study with MNPR-101-Zr as early as the end of this year. MNPR-101-Zr is a zirconium-89 labeled version of MNPR-101, a highly selective antibody against the urokinase plasminogen activator receptor (“uPAR”). Positron emission tomography (“PET”) imaging of preclinical mouse models for triple-negative breast, colorectal, and pancreatic tumors displayed high and selective uptake of MNPR-101-Zr in these uPAR-expressing tumors. These proof-of-concept studies provide support for a first-in-human PET imaging study with MNPR-101-Zr and a future therapeutic study using the previously announced actinium-225 labeled MNPR-101 RIT. Overall, the imaging results demonstrate the potential utility of MNPR-101 as a precision targeting agent for both imaging and therapy in multiple cancer indications.

MNPR-202 and Related Analogs Updates

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world’s top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In December 2020, we announced the issuance of our composition of matter U.S. patent (US10,450,340) covering MNPR-202 and related analogs. CSI Singapore has tested MNPR-202 in preclinical cancer models with promising results. In December 2022, in collaboration with Dr. Anand Jeyasekharan of CSI Singapore, we presented an abstract and poster of the preclinical data of MNPR-202 at the American Society of Hematology 64th Annual Meeting in New Orleans, LA.

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

•

Continue the development of MNPR-101-Zr, MNPR-101 RIT and related molecules as therapeutic, diagnostic and imaging agents. We plan to continue the development of MNPR-101-Zr, MNPR-101 RIT and related molecules for diagnostic, imaging, and therapeutic use in cancer.

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

We expect to take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering which is December 2024, (b) in which we have total annual gross revenue of at least

$1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Recently Issued and Adopted Accounting Pronouncements

During the year ended December 31, 2022, there were no relevant recently issued accounting pronouncements that would impact our financial position and our consolidated results of operations and comprehensive loss or cashflows.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. The expected volatility rates are estimated based on our actual historical volatility over the two-year period from our initial public offering on December 18, 2019, through December 31, 2021. The expected term for stock options granted during the years ended December 31, 2022, and 2021, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Years Ended December 31, 2022, and December 31, 2021

The following table summarizes the results of our operations for the years ended December 31, 2022, and 2021:

	Years Ended December 31,
(in thousands)	2022	2021	Variance
Research and development expenses	$7,592	$6,493	$1,099
General and administrative expenses	2,945	2,634	311
Total operating expenses	10,537	9,127	1,410
Operating loss	(10,537)	(9,127)	(1,410)
Interest income	21	24	(3)
Net loss	$(10,516)	$(9,103)	$(1,413)

Research and Development (“R&D”) Expenses

R&D expenses for the year ended December 31, 2022 were $7,592,000, compared to $6,493,000 for the year ended December 31, 2021. This represents an increase of $1,099,000 primarily attributed to (1) a $1,044,000 increase for Validive clinical trial planning and execution including manufacturing costs, (2) a $460,000 increase due to camsirubicin clinical trial planning and execution including manufacturing costs, (3) a $193,000 increase in R&D consulting, partially offset by (1) a $534,000 decrease for R&D personnel salaries, bonuses, benefits and annual (non-cash) equity grants and  (2) a $64,000 net decrease in other R&D expenses.

General and Administrative (“G&A") Expenses

G&A expenses for the year ended December 31, 2022, were $2,945,000, compared to $2,634,000 for the year ended December 31, 2021. This represents an increase of $311,000 primarily attributed to (1) a $349,000 increase in G&A personnel salaries, bonuses, benefits and stock-based compensation for annual (non-cash) equity grants, and (2) a $27,000 net increase in other G&A expenses partially offset by a $65,000 decrease in patent costs.

Interest Income

Interest income for the year ended December 31, 2022, decreased by $3,000 versus the year ended December 31, 2021. The decrease was caused by lower bank balances offset by an increase in interest rates in 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $51.8 million as of December 31, 2022. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of March 10, 2023, will fund our planned operations at least through March 31, 2024.

We invest our cash equivalents in two money market accounts and U.S. Treasury Bills.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022, and 2021.

	Years Ended December 31,
(in thousands)	2022	2021	Variance
Net cash used in operating activities	$(7,228)	$(7,317)	$89
Net cash used in investing activities	(4,919)	-	(4,919)
Net cash provided by financing activities	33	10,879	(10,846)
Effect of exchange rates	(4)	5	(9)
Net increase (decrease) in cash and cash equivalents	$(12,118)	$3,567	$(15,685)

During 2022, the Company began investing its idle cash due to the rising interest rates and at December 31, 2022, the Company holds short term liquid investments of $4,934,000 which can be readily converted to cash. During the years ended December 31, 2022 and 2021, we had net cash outflows of $12,118,000 and net cash inflows of $3,567,000, respectively, a decrease of $15,685,000. During 2022, we had higher net cash used investing activities and less funds raised from sales of our common stock under an at-the-market sales program compared to 2021.

Cash Flow Used in Operating Activities

The cash flow used in operating activities during the year ended December 31, 2022, compared to the year ended December 31, 2021 was essentially flat.

Cash Flow Used in Investing Activities

The increase to cash flow used in investing activities during the year ended December 31, 2022, compared to the year ended December 31, 2021 of approximately $4,919,000 was a result of our investment in U.S. Treasury Bills at the end of 2022. Prior to 2022, idle cash was invested in money market accounts and recorded as cash equivalents.

Cash Flow Provided by Financing Activities

The decrease in cash flow provided by financing activities during the year ended December 31, 2022, compared to the year ended December 31, 2021, of approximately $10,846,000 was primarily due to higher net proceeds from sales of our common stock through an at-the-market sales program in 2021.

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

As a company, we have not completed development through marketing approvals of any therapeutic products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	advance the clinical development and execute the regulatory strategy for Validive, assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023;

•	advance the clinical development and execute the regulatory strategy for camsirubicin;

•	continue the preclinical activities and potentially enter clinical development of an MNPR-101-derived radioimmunotherapeutics (MNPR-101 RIT) and companion diagnostics (MNPR-101-Zr), to treat cancer;

•	continue the preclinical activities, and potentially later-on enter clinical development, of MNPR-202 (and related analogs) for various cancer indications;

•	acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and/or clinical development of such drug product candidates;

•	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

•	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

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

We anticipate that the funds available as of March 10, 2023, will fund our obligations at least through March 31, 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

•	the progress of clinical development and regulatory interactions and approvals of Validive;

•	the progress of clinical development and regulatory interactions and approvals of camsirubicin;

•	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and international regulatory approvals;

•

the progress of preclinical and clinical development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to treat cancer, including activities through our collaboration with NorthStar;

•	the progress of preclinical and potentially clinical development of MNPR-202 (and related analogs);

•	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

•	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

•	the costs associated with manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

•	our need to implement additional required internal management, operational, record keeping and other systems and infrastructure; and

•

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of or payment to or from others of any license, milestone or royalty payments under these arrangements.

Expenditures are expected to increase in 2023 and onward for:

•

assuming a positive result of the go/no go interim analysis decision anticipated by the end of March 2023, clinical research services and clinical site fees for our Phase 3 VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial;

•

process development, manufacturing costs, clinical trial expenses and clinical database management of camsirubicin in connection with the Phase 1b dose escalation clinical trial and other future clinical development;

•

support of the development of MNPR-101-derived radioimmunotherapeutics (MNPR-101 RIT) and companion diagnostics (MNPR-101-Zr) to treat cancer, including activities through our collaboration with NorthStar;

•	preclinical studies (and if successful, clinical studies) of MNPR-202 (and related analogs); and

•

employee compensation and consulting fees to support the increased scope of activities required for the progress of our product candidate programs including Validive, camsirubicin, MNPR-101 RIT (uPRIT and related compounds) and companion diagnostics (MNPR-101-Zr) and MNPR-202 (and related analogs).

We have activated clinical trial sites and are dosing patients in our VOICE clinical trial. In order to complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, we will require additional funding in the millions or tens of millions of dollars (depending on if we have consummated a collaboration or partnership or neither for Validive), or find a suitable pharmaceutical partner, both of which we are planning to pursue within the next 12 months. There can be no assurance that any such events will occur. We have also initiated and commenced dosing in our Phase 1b camsirubicin clinical trial. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in 2023 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months to complete the VOICE clinical program, additional long-term funding is needed to commercialize Validive, if approved, and otherwise generally to support our current and future product candidates through clinical trials, approval processes and, if applicable, commercialization.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, including the usage of our Capital on Demand™ Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we likely will have to share or relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, which will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement includes clinical, regulatory, developmental and sales milestones that could reach up to $108 million if we achieve all milestones, and escalating royalties from 5% to 10% on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of March 10, 2023, we have not been required to pay Onxeo any other funds under the agreement. We will need to raise significant funds or enter into a collaboration partnership to support the completion of clinical development and marketing approval of Validive.

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

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. For quarter ended March 31, 2021, we incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of the then-planned GEIS Phase 2 camsirubicin clinical trial. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of March 10, 2023, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

Office Lease

We are currently leasing office space for our executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,238 per month through February 2024, and we anticipate that we will lease additional space in the future as we hire additional personnel.

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

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-25 of this Annual Report on Form 10-K.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

(b) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control over Financial Reporting

We have concluded that the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 20, 2023, our Board of Directors (“Board”) increased the size of our Board from five to six members. Simultaneously, upon recommendation from our Corporate Governance & Nominating Committee, our Board appointed Kim R. Tsuchimoto to serve on our Board until our next annual meeting of stockholders. Ms. Tsuchimoto is our Chief Financial Officer and brings over 25 years of experience in the biopharma industry.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive officers and corporate governance is incorporated into this section by reference to the sections captioned “Election of Directors” and “Executive Officers” in the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

Item 11. Executive Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1. Financial Statements

2. Financial Statements Schedules

Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Amended and Restated Bylaws	Form 10-Q filed on May 12, 2022
4.1	Description of Registered Securities	Filed herewith as Exhibit 4.1
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2*	Option and License Agreement with Onxeo S.A.	Form 10-K filed on March 26, 2018
10.3*	Contribution Agreement (351) – Containing Registration Rights with TacticGem	Form 10-K filed on March 26, 2018
10.4	2016 Stock Incentive Plan, as amended	Form DEF14A filed on April 29, 2022
10.5	Form of Incentive Stock Option Agreement	Form 10-K filed on March 24, 2022
10.6	Form of Non-qualified Stock Option Agreement	Form 10-K filed on March 24, 2022
10.7	Form of Restricted Stock Unit Grant Notice	Form 10-K filed on March 24, 2022
10.8	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.9	Employment Agreement of Kim R. Tsuchimoto – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.10	Amendment One to Employment Agreement of Kim R. Tsuchimoto – effective March 1, 2018	Form 10-K filed on March 26, 2018
10.11	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2021	Form 10-K filed on March 24, 2022
10.12	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective October 1, 2021	Form 10-K filed on March 24, 2022
10.13	Amendment No 1 to Consulting Agreement of pRx Consulting (Patrice Rioux) – effective October 1, 2021	Form 10-K filed on March 24, 2022
10.14	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2022	Filed herewith as Exhibit 10.2
10.15	Consulting Agreement of Christopher M. Starr – effective January 1, 2022	Form 10-K filed on March 24, 2022
10.16	Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC	Form 8-K filed on April 20, 2022
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2022	Filed herewith as Exhibit 21.1
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23.1
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith as Exhibit 31.1
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith as Exhibit 31.2
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith as Exhibit 32.1

101.INS	Inline XBRL Taxonomy Extension Schema
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MONOPAR THERAPEUTICS INC

Dated: March 23, 2023	By:	/s/ Kim R. Tsuchimoto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Chandler D. Robinson		March 23, 2023
Chandler Robinson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kim R. Tsuchimoto		March 23, 2023
Kim Tsuchimoto	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher M. Starr		March 23, 2023
Christopher Starr	Executive Chairman of the Board and Director

/s/ Raymond W. Anderson		March 23, 2023
Raymond W. Anderson	Director

/s/ Michael J. Brown		March 23, 2023
Michael Brown	Director

/s/ Arthur J. Klausner		March 23, 2023
Arthur Klausner	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monopar Therapeutics Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Monopar Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Walnut Creek, California

March 22, 2023

Monopar Therapeutics Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,186,194	$20,303,869
Investments	4,933,550	-
Other current assets	45,982	217,745
Total current assets	13,165,726	20,521,614

Operating lease right-of-use asset	61,228	-
Total assets	$13,226,954	$20,521,614
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$3,128,894	$1,580,543
Total current liabilities	3,128,894	1,580,543

Non- current operating lease liability	8,408	-
Total liabilities	3,137,302	1,580,543

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 12,946,573 and 12,598,125 shares issued and outstanding at December 31, 2022, and December 31, 2021, respectively	12,947	12,598
Additional paid-in capital	61,871,784	60,220,016
Accumulated other comprehensive income (loss)	8,942	(3,160)
Accumulated deficit	(51,804,021)	(41,288,383)
Total stockholders' equity	10,089,652	18,941,071
Total liabilities and stockholders' equity	$13,226,954	$20,521,614

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2022	2021
Operating expenses:
Research and development	$7,591,601	$6,493,208
General and administrative	2,945,276	2,634,040
Total operating expenses	10,536,877	9,127,248
Loss from operations	(10,536,877)	(9,127,248)
Interest income	21,239	24,024
Net loss	(10,515,638)	(9,103,224)
Other comprehensive income:
Foreign currency translation gain/(loss)	(2,937)	4,713
Unrealized gain on investments	15,039	-
Comprehensive loss	$(10,503,536)	$(9,098,511)
Net loss per share:
Basic and diluted	$(0.83)	$(0.73)
Weighted average shares outstanding:
Basic and diluted	12,718,166	12,471,217

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders'
	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balance at January 1, 2021	11,453,465	$11,453	$47,873,570	$(7,873)	$(32,185,159)	$15,691,991
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions and fees of $338,153	1,104,047	1,104	10,924,208	—	—	10,925,312
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	12,020	12	(12)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	25,680	26	(63,279)	—	—	(63,253)
Issuance of common stock upon exercise of stock options	2,913	3	17,475	—	—	17,478
Stock-based compensation (non-cash)	—	—	1,468,054	—	—	1,468,054
Net loss	—	—	—	—	(9,103,224)	(9,103,224)
Other comprehensive income	—	—	—	4,713	—	4,713
Balance at December 31, 2021	12,598,125	12,598	60,220,016	(3,160)	(41,288,383)	18,941,071
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and expenses of $87,611	64,573	65	87,253	—	—	87,318
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	45,744	45	(45)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	70,131	70	(76,703)	—	—	(76,633)
Issuance of common stock upon exercise of stock options	168,000	169	—	—	—	169
Stock-based compensation (non-cash)	—	—	1,641,263	—	—	1,641,263
Net loss	—	—	—	—	(10,515,638)	(10,515,638)
Other comprehensive income	—	—	—	12,102	—	12,102
Balance at December 31, 2022	12,946,573	$12,947	$61,871,784	$8,942	$(51,804,021)	$10,089,652

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,515,638)	$(9,103,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	1,641,263	1,468,054
Changes in operating assets and liabilities, net
Other current assets	171,755	(86,198)
Accounts payable, accrued expenses and other current liabilities	1,478,299	403,967
Operating lease right-of-use assets and liabilities, net	(4,238)	-
Net cash used in operating activities	(7,228,559)	(7,317,401)
Cash flows from investing activities:
Purchase of investments	(4,918,511)	-
Net cash used in investing activities	(4,918,511)	-
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	109,337	10,925,312
Taxes paid related to net share settlement of vested restricted stock units	(76,633)	(63,253)
Cash proceeds from the issuance of stock upon exercise of stock options	169	17,478
Net cash provided by financing activities	32,873	10,879,537
Effect of exchange rates	(3,478)	4,624
Net increase (decrease) in cash and cash equivalents	(12,117,675)	3,566,760
Cash and cash equivalents at beginning of period	20,303,869	16,737,109
Cash and cash equivalents at end of period	$8,186,194	$20,303,869

The accompanying notes are an integral part of these consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is a clinical-stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has four compounds in development: 1) Validive® (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT), a Phase 2b/3 clinical stage, first-in-class mucoadhesive buccal tablet for the prevention of radiation induced severe oral mucositis (“SOM”) in oropharyngeal cancer patients; 2) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 1b clinical stage novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; 3) MNPR-101 RIT and MNPR-101-Zr, a preclinical stage uPAR-targeted antibody being developed as a radioimmunotherapeutic and companion diagnostic for advanced cancers; and 4) an early stage camsirubicin analog, MNPR-202, for various cancers.

Liquidity

The Company has incurred an accumulated deficit of approximately $51.8 million as of December 31, 2022. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through March 2024. The Company’s ability to fund its future operations, including the continued clinical development of Validive and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

The coronavirus disease (“COVID-19”) continues to affect economies and business around the world. In response to COVID-19 and its effects on clinical trials, in 2020 Monopar modified the original adaptive design Phase 3 clinical trial for its lead product candidate, Validive, to be a Phase 2b/3 clinical trial (“VOICE”) to better fit the types of trials which can enroll sufficient required patients in the current environment. This modification allowed the Company to activate the VOICE clinical trial without requiring near-term financing. To complete the VOICE clinical program, including, if required, completing a second Phase 3 confirmatory clinical trial, Monopar will require additional funding in the millions or tens of millions of dollars (depending on if the Company has consummated a collaboration or partnership or neither for Validive), which it is planning to pursue within the next 12 months. Due to many uncertainties, the Company is unable to estimate COVID-19’s financial impact or duration in light of global vaccine rollouts, treatment options and potential surges of new cases from current or future COVID-19 variants or its potential impact on the Company’s current clinical trials, including COVID-19’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities or allies, have increased fuel costs and may cause shipping delays. The broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials, may delay the manufacture of its clinical materials, may increase costs of other goods and services, or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical programs and on the Company’s financial condition.

Market variables, such as inflation of product costs, higher capital costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could likely cause the Company to suffer significant increases in its operating and administrative expenses.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

The accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2022 and 2021, the Company’s consolidated results of operations and comprehensive loss and the Company’s consolidated cash flows for the years ended December 31, 2022 and 2021.

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

Comprehensive Loss

Comprehensive loss represents net loss plus any income or losses not reported in the consolidated statements of operations and comprehensive loss, such as foreign currency translations gains and losses and unrealized gains and losses on debt security investments that are reflected on the Company’s consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In February 2023, the Company analyzed its cash requirements at least through March 2024 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2022 consisted of two money market accounts and U.S. Treasury Bills. Cash equivalents as of December 31, 2021 consisted of one money market account.

Investments

The Company considers all of its investments in debt securities (U.S. Government or Agencies), with maturities at the date of purchase from three months to one year to be available-for-sale securities. These investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Realized gains and losses from the sale of investments, if any, are determined are recorded net in the consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of December 31, 2022 consisted of U.S. Treasury Bills with maturities of 91 days to one year. There were no investments as of December 31, 2021.

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

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset on the Company’s consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss. ASC 842 was adopted by the Company on January 1, 2019. See Note 8 for discussion of operating leases.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of December 31, 2022, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

Fair Value of Financial Instruments

For financial instruments consisting of cash and cash equivalents, investments, accounts payable, accrued expenses, and other current liabilities, the carrying amounts are reasonable estimates of fair value due to their relatively short maturities.

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

Level 1 – instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 – instrument valuations are obtained from readily available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2022, and 2021. The following table presents the assets and liabilities recorded that are reported at fair value on our consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at December 31, 2022, and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31 2022	Level 1	Total
Assets:
Cash equivalents(1)	$7,248,946	$7,248,946
Investments(2)	4,933,550	4,933,550
Total	$12,182,496	$12,182,496

December 31 2021	Level 1	Total
Assets:
Cash equivalents(1)	$20,014,205	$20,014,205
Total	$20,014,205	$20,014,205

(1) Cash equivalents as of December 31, 2022 represent the fair value of the Company’s investment in two money market accounts and U.S. Treasury Bills with maturities at the date of purchase of less than 90 days. On December 31, 2021 cash equivalents represented the fair value of the Company’s investment in a money market account.

(2) Investments represents the fair value of the Company’s investment in U.S. Treasury Bills with maturities at the date of purchase from 90 days to one year.

Net Loss per Share

Net loss per share for the years ended December 31, 2022, and 2021, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the years ended December 31, 2022, and 2021 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (12,718,166 and 12,472,217 shares for the years ended December 31, 2022, and 2021, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of December 31, 2022, and 2021, potentially dilutive securities included stock-based awards to purchase up to 1,915,600 and 1,655,451 shares of the Company’s common stock, respectively. For the years ended December 31, 2022, and 2021, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

December 31, 2022

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

During the years ended December 31, 2022, and 2021, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the years ended December 31, 2022, and 2021, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

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

December 31, 2022

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of December 31, 2022, and 2021. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the years ended December 31, 2022, and 2021, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2021. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2022. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2022, prior to the extended filing deadlines in all jurisdictions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. The expected volatility rates are estimated based on the Company’s historical actual volatility over the two-year period from its initial public offering on December 18, 2019 through December 31, 2021. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Note 3 - Investments

As of December 31, 2022 the Company had two money market accounts and available-for-sale investments with contractual maturities of one year or less as follows:

As of December 31, 2022	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$6,905,171	$15,039	$6,920,210
Money Market Funds	5,262,286	-	5,262,286
Total	$12,167,457	$15,039	$12,182,496

As of December 31, 2022, there were no available-for-sale securities in an unrealized-loss position and there were no sales of available-for-sale securities made during 2022.  U.S. Treasury Bills classified as Investments on the consolidated balance sheet as of December 31, 2022 were $4.9 million.

See Note 2 for additional discussion regarding the Company’s fair value measurements.

Note 4 - Capital Stock

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Sales of Common Stock

On January 13, 2020, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), as sales agent, pursuant to which Monopar could offer and sell (at its discretion), from time to time, through or to JonesTrading shares of Monopar’s common stock, having an aggregate offering price of up to $19.7 million.  Pursuant to this agreement, during the year ended December 31, 2021, the Company sold 1,104,047 shares of its common stock at an average gross price per share of $10.20 for net proceeds of $10,925,312 after fees and commissions of $338,153. In aggregate pursuant to this agreement, the Company sold 1,964,724 shares of its common stock at an average gross price per share of $10.02 for net proceeds of $19,100,603, after fees and commissions of $591,188. During the year ended December 31, 2022, the Company did not sell any shares of common stock under this agreement as the maximum aggregate offering price was reached during the first quarter of 2021.

On April 20, 2022, the Company executed a new Capital on Demand™  Sales Agreement with JonesTrading, pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. In addition, the Company filed a Form S-3 and prospectus to increase the aggregate amount under this agreement to $6,680,571 less $174,929 sold within 12 months of the filing. The Form S-3 and prospectus were declared effective by the Securities and Exchange Commission on January 4, 2023. Expenses related to these financing activities were recorded as offering costs (a reduction of additional paid in capital) on the Company’s consolidated statement of stockholders’ equity for the period. During the year ended December 31, 2022, the Company sold 64,573 shares of its common stock at an average gross price per share of $2.71 for net proceeds of $170,552, after fees and commissions of $4,377. In addition, the Company incurred legal, accounting and other fees totaling $83,234 for net proceeds after fees, commissions and expenses of $87,318.

As of December 31, 2022, the Company had 12,946,573 shares of common stock issued and outstanding.

Note 5 - Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time, approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders. In April 2020, the Company’s Board of Directors voted to increase the stock award pool to 3,100,000 (an increase of 1,500,000 shares of common stock), which was approved by the Company’s stockholders in June 2020. In April 2021, the Company’s Board of Directors voted to approve an amendment to the 2016 Stock Incentive Plan to remove certain individual award limits and other provisions related to I.R.C. Section 162(m) and to update the limit on Incentive Stock Options to no more that 100% of the maximum aggregate number of shares which may be granted under the plan, which was approved by the Company’s stockholders in June 2021. In March 2022, the Company’s Board of Directors voted to increase the stock award pool to 5,100,000 (an increase of 2,000,000 shares of common stock), which was approved by the Company’s stockholders in June 2022.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

During the year ended December 31, 2022, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and consultants aggregate stock options for the purchase of 604,064 shares of the Company’s common stock with exercise prices ranging from $1.59 to $3.95 per share which vest over 1 to 4 years. All stock option grants have a 10-year term. In addition, during the year ended December 31, 2022, an aggregate 403,522 restricted stock units were granted to executive officers, non-officer employees and non-employee directors which vest over 1 to 4 years.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balance at January 1, 2021	1,258,577	$4.47
Granted	403,476	6.27
Forfeited	(115,151)	6.49
Exercised	(2,913)	6.00
Balance at December 31, 2021	1,543,989	4.78
Granted(1)	604,064	2.83
Forfeited(2)	(337,103)	6.13
Exercised	(168,000)	0.001
Balance at December 31, 2022	1,642,950	4.28
Unvested options outstanding expected to vest(3)	461,524	4.00

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(1) 604,064 options vest as follows: options to purchase 533,552 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of vesting commencement date and 1/48th per month thereafter; options to purchase 60,512 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $1.59 to $3.95 per share.

(2) Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

(3) Estimated forfeitures only include known forfeitures to-date as the Company typically accounts for forfeitures as they occur due to a limited history of forfeitures.

A summary of options outstanding as of December 31, 2022, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	893,939	6.79	558,142	5.36
$5.01-$10.00	629,216	6.39	516,336	5.97
$10.01-$15.00	113,670	7.05	100,823	7.05
$15.01-$20.00	6,125	7.09	6,125	7.09
	1,642,950	6.65	1,181,426	5.78

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at December 31, 2020	40,066	$12.93
Granted	124,374	6.81
Vested	(49,758)	8.04
Forfeited	(3,220)	7.52
Unvested balance at December 31, 2021	111,462	8.44
Granted	403,522	2.80
Vested	(149,706)	4.07
Forfeited	(92,628)	4.01
Unvested Balance at December 31, 2022	272,650	4.00

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

During the years ended December 31, 2022, and 2021, the Company recognized $818,164 and $560,317 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $823,099 and $907,737 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The fair value of options granted from inception to December 31, 2022, was based on the Black-Scholes option-pricing model assuming the following factors: 4.7 to 6.2 years expected term, 55% to 92% volatility, 0.4% to 4.4% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method.

Stock option grants and fair values under the Plan were as follows:

	Years Ended December 31,
	2022	2021

Stock options granted	604,064	403,476
Weighted-average grant date fair value per share	$2.13	$4.46
Fair value of shares vested	$970,451	$1,152,572

At December 31, 2022, the aggregate intrinsic value of outstanding vested stock options was $917,798 and of outstanding unvested stock options was $2,690 and the weighted-average exercise price in aggregate was $4.28 which includes $4.39 for fully vested stock options and $4.00 for stock options expected to vest. At December 31, 2022, unamortized balance of stock-based compensation was $2.2 million, to be amortized over the following 2.6 years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

 Note 6 - Related Party Transactions

As of December 31, 2022, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 33% of Monopar’s common stock and during the year ended December 31, 2022, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of December 31, 2022. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

Note 7 – Income Taxes

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. The valuation allowance increased by approximately $3,421,000 and $2,500,000 during the years ended December 31, 2022, and 2021, respectively.

The provision for income taxes for December 31, 2022, and 2021, consists of the following:

As of December 31,
	2022	2021
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total current:	-	-
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred:	-	-
Total provision*	$-	$-

*Total provision for income taxes of $800 for each of the years ended December 31, 2022 and 2021, is recorded in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss as it is not considered a material amount.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The difference between the effective tax rate and the U.S. federal tax rate is as follows (in %):

	As of December 31,
	2022	2021
Federal income tax	21.00	21.00
State income taxes, less federal benefit	6.39	7.12
Tax credits	5.57	2.03
Permanent differences	(2.45)	(1.97)
Change in valuation allowances	(32.58)	(27.47)
Other	2.06	0.71
Effective tax rate benefit (expense)	(0.01)	0.00

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$3,548,494	$3,484,229
Tax credits carryforwards	1,254,678	382,648
Stock-based compensation	630,113	700,208
Intangible asset basis differences	3,824,482	3,153,199
Accrued liabilities & allowances	96,478	-
Capitalized research and development	1,787,350	-
Gross deferred tax assets	11,141,595	7,720,284
Valuation allowance	(11,141,595)	(7,720,284)
Net deferred tax assets	$—	$—

As of December 31, 2022, Company had total federal net operating loss carryforwards of approximately $12,428,000, which will begin to expire in 2035. Losses generated after 2017 will be carried forward indefinitely. At December 31, 2022, the Company had state net operating loss carryforwards of approximately $12,457,000 which will begin to expire in 2027.

As of December 31, 2022, the Company had federal and state tax credits of $1,426,000 and $183,000, respectively. The federal credits expire beginning after the year 2035 and the state credits began to expire in 2023.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
Beginning uncertain tax benefits	$103,104	$63,262
Current year - increases	150,701	46,092
Prior year - increases (decreases)	67,370	(6,250)
Ending uncertain tax benefits	$321,175	$103,104

Included in the balance of uncertain tax benefits at December 31, 2022 are $321,175 of tax benefits that, if recognized, would not impact the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date. As of December 31, 2022, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company files U.S. federal, California and Illinois state tax returns. Company is subject to California state minimum franchise taxes. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or R&D credits. In addition, due to the operations in certain foreign countries, the Company became subject to local tax laws of such countries. Nonetheless, as of December 31, 2022, due to the insignificant expenditures in such countries, there was no material tax effect to the Company’s 2022 consolidated financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted. On January 1, 2022, a provision of the TCJA went into effect which requires the capitalization of research and development costs in the year incurred and requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign expense, respectively. The Company evaluated the impact of the TCJA and prepared the provision by following the treatment of research and development expenditures for tax purposes under Section 174.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

Note 8 – Commitments and Contingencies

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

The Company is internally developing Validive and has its ongoing VOICE clinical trial, which, if successful, may allow the Company to apply for marketing approval within the next several years. The Company will need to raise significant funds or enter into a collaboration partnership to support the further development, including potential commercialization of Validive. As of December 31, 2022, the Company had not reached any of the pre-specified milestones and has not been required to pay Onxeo any funds under this license agreement other than the $1 million one-time license fee.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Phase 1b clinical trial in the U.S. that Monopar initiated in the third quarter of 2021 with the first patient dosed in October 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial. For three months ended March 31, 2021, Monopar incurred $0.3 million in expenses under the GEIS agreement and other clinical-related expenses including clinical material manufacturing and database management expenses in support of the then-planned GEIS Phase 2 camsirubicin

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

clinical trial. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, Monopar decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

 XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of December 31, 2022, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

As of December 31, 2022, in accordance with ASC 842, Leases, the two leases were recorded as an operating lease right-of-use (“ROU”) asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration our credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability does not include an option to extend but does include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss. Amortization of the ROU asset commenced on April 1, 2022, and June 1, 2022, for the two operating leases, respectively. No ROU asset or lease liability was recorded in 2021 as the lease obligation was less than one year.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
Total lease costs	$34,424	$54,960

Maturities of the lease liability as of December 31, 2022 are as follows:

Fiscal Year	Operating Leases
December 31, 2023	$50,856
December 31, 2024	8,476
Total lease payments	59,332
Less: imputed interest	(2,342)
Total lease liability as of December 31, 2022	$56,990

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	December 31,
	2022	2021
Lease term:
Operating leases	1.2 years	-

Discount rate:
Operating lease	6.50%	-

Supplemental balance sheet information:

	As of December 31,
	2022	2021
ROU asset - non-current	$61,228	-
Total ROU asset	$61,228	-

Operating lease liability - current	$48,582	-
Operating lease liability - non-current	8,408	-
Total operating lease liabilities	$56,990	-

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

