Form 10-Q
period 2023-03-31
Monopar Therapeutics
filed 2023-05-11
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of April 28, 2023, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	13,222,056

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

•

our ability to raise sufficient funds within the next 12 months in order for us to (1) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial, (2) support further preclinical and clinical development of MNPR-101 for radiopharmaceutical use in advanced cancers, and (3) support further development of MNPR-202 and related compounds; as well as our ability to further raise additional funds in the future to support any future product candidate programs through completion of clinical trials, and our current and future product candidate programs through the approval processes and, if applicable, commercialization;

•	our ability to raise funds at acceptable terms;
•	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

•	risks and uncertainties associated with our research and development activities, including our clinical trials, regulatory submissions, and manufacturing and quality expenses;

•	estimated timeframes for our clinical trials and regulatory reviews for approval to market products are uncertain;

•

the rate of market acceptance and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market any such products as compared to larger pharmaceutical firms;

•	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

•	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

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

•	the uncertain continuing impact of COVID-19 on our ability to advance our clinical programs and raise additional financing;

•

the cumulative impact of domestic and global inflation, volatility in financial markets and the banking industry and/or the potential for an economic recession increasing our costs of obtaining goods and services or making financing more difficult to obtain on acceptable terms or at all;

•	the uncertain impact of the Russia-Ukraine war on our clinical material manufacturing expenses and timelines, as well as on general economic, trade and financial market conditions; and

•	uncertainty of our financial projections and operational timelines and the development of new competitive products and technologies.

Although we believe that the risk assessments identified in such forward-looking statements are appropriate, we can give no assurance that such risks will materialize. Cautionary statements are disclosed in this Quarterly Report on Form 10-Q, including without limitation statements in the section entitled “Item 1A - Risk Factors,” addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Quarterly Report on Form 10-Q or elsewhere, including without limitation any forward-looking statements, except as required by law.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors” of our December 31, 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2023 and “Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q. These risks include, among others, the following:

•

We are a clinical stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

•

Funds raised to date are not sufficient to (1) continue the clinical development of camsirubicin through and beyond our ongoing Phase 1b dose escalation clinical trial; (2) support further development of MNPR-101 for radiopharmaceutical use in advanced cancers; or (3) support continued development of MNPR-202 and related compounds. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing our product candidates, or entering into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will be able to secure such financing or find a suitable development partner on satisfactory terms.

•

The termination of our Validive clinical trial at the end of March 2023 resulted in a decrease in our stock price. If our stock price does not increase in the next several months, it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

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

•

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

5

•

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could likely cause us to suffer significant increases in our operating and administrative expenses.

•

Unstable market and economic conditions, such as the recent volatility in the markets due to concerns about bank stability and economic challenges due to inflation, may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

•

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022*

Assets

Current assets:
Cash and cash equivalents	$5,725,593	$8,186,194
Investments	5,950,638	4,933,550
Other current assets	106,819	45,982
Total current assets	11,783,050	13,165,726

Operating lease right-of-use asset	49,376	61,228
Total assets	$11,832,426	$13,226,954

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,887,765	$3,128,894
Total current liabilities	2,887,765	3,128,894

Non-current operating lease liability	—	8,408
Total liabilities	2,887,765	3,137,302

Commitments and contingencies (Note 8)
Stockholders’ equity:

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 13,222,056 and 12,946,573 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	13,222	12,947
Additional paid-in capital	63,138,229	61,871,784
Accumulated other comprehensive income	31,787	8,942
Accumulated deficit	(54,238,577)	(51,804,021)
Total stockholders’ equity	8,944,661	10,089,652
Total liabilities and stockholders’ equity	$11,832,426	$13,226,954

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$1,653,369	$1,677,932
General and administrative	871,675	779,254
Total operating expenses	2,525,044	2,457,186
Loss from operations	(2,525,044)	(2,457,186)
Interest income	90,488	464
Net loss	(2,434,556)	(2,456,722)
Other comprehensive income:
Foreign currency translation loss	(10,800)	(584)
Unrealized gain on investments	33,645	—
Comprehensive loss	$(2,411,711)	$(2,457,306)
Net loss per share:
Basic and diluted	$(0.19)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	13,105,831	12,604,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2023

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity

Balance at January 1, 2023	12,946,573	$12,947	$61,871,784	$8,942	$(51,804,021)	$10,089,652
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $37,661	244,392	244	807,094	—	—	807,338
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	10,132	10	(10)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	20,959	21	(16,848)	—	—	(16,827)
Stock-based compensation (non-cash)	—	—	476,209	—	—	476,209
Net loss	—	—	—	—	(2,434,556)	(2,434,556)
Other comprehensive income, net	—	—	—	22,845	—	22,845
Balance at March 31, 2023	13,222,056	$13,222	$63,138,229	$31,787	$(54,238,577)	$8,944,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2022

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Loss	Deficit	Equity

Balance at January 1, 2022	12,598,125	$12,598	$60,220,016	$(3,160)	$(41,288,383)	$18,941,071
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	11,436	12	(12)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,031	11	(16,677)	—	—	(16,666)
Stock-based compensation (non-cash)	—	—	499,812	—	—	499,812
Net loss	—	—	—	—	(2,456,722)	(2,456,722)
Other comprehensive loss	—	—	—	(584)	—	(584)
Balance at March 31, 2022	12,620,592	$12,621	$60,703,139	$(3,744)	$(43,745,105)	$16,966,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

 Condensed Consolidated

Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(2,434,556)	$(2,456,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	476,209	499,812
Changes in operating assets and liabilities, net
Other current assets	(60,842)	24,110
Accounts payable, accrued expenses and other current liabilities	(251,924)	(532,321)
Operating lease right-of-use assets and liabilities, net	—	(2,379)
Net cash used in operating activities	(2,271,113)	(2,467,500)
Cash flows from investing activities:
Purchase of short-term investments	(2,958,776)	—
Maturities of short-term investments	1,975,333	—
Net cash used in investing activities	(983,443)	—
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	821,625	—
Taxes paid related to net share settlement of vested restricted stock units	(16,827)	(16,666)
Net cash provided by (used in) financing activities	804,798	(16,666)
Effect of exchange rates	(10,843)	(659)
Net decrease in cash and cash equivalents	(2,460,601)	(2,484,825)
Cash and cash equivalents at beginning of period	8,186,194	20,303,869
Cash and cash equivalents at end of period	$5,725,593	$17,819,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is a clinical-stage biopharmaceutical company focused on developing proprietary therapeutics designed to extend life or improve quality of life for cancer patients. Monopar currently has three compounds in development: 1) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 1b clinical stage novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; 2) MNPR-101 RIT and MNPR-101-Zr, a preclinical stage uPAR-targeted antibody being developed as a radioimmunotherapeutic and companion diagnostic for advanced cancers; and 3) an early stage camsirubicin analog, MNPR-202, for various cancers. On March 27, 2023, the Company discontinued its Validive Phase 2b/3 VOICE trial based upon its Data Safety Monitoring Board’s determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. Other than clinical site close-out related expense to be incurred in Q2 2023, the Company will not incur any license or royalty obligations or incur any significant expenses beyond Q2 2023 related to Validive.

Liquidity

The Company has incurred an accumulated deficit of approximately $54.2 million as of March 31, 2023. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through June 2024. The Company’s ability to fund its future operations, including the continued clinical development of camsirubicin and continued development of its radiopharmaceutical program, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Market variables over which the Company has no control, such as inflation of product costs, higher capital costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could cause the Company to suffer significant increases in its operating and administrative expenses.

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities or allies, have increased fuel costs and may cause shipping delays. The broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials, may delay the manufacture of its clinical materials, may increase costs of other goods and services, or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical and development program and on the Company’s financial condition.

The coronavirus disease (“COVID-19”) continues to affect economies and business around the world. Due to many uncertainties, the Company is unable to estimate COVID-19’s financial impact or duration in light of global vaccine rollouts, treatment options and potential surges of new cases from current or future COVID-19 variants or its potential impact on the Company’s current clinical trial and development programs, including COVID-19’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2023, and the Company’s condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2023, and 2022, and the Company’s condensed consolidated cash flows for the three months ended March 31, 2023, and 2022.

The interim condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the condensed consolidated results of operations or cash flows which may be reported for the remainder of 2023 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2023.

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

Comprehensive Loss

Comprehensive loss represents net loss plus any income or losses not reported in the condensed consolidated statements of operations and comprehensive loss, such as foreign currency translations gains and losses and unrealized gains and losses on debt security investments that are reflected on the Company’s condensed consolidated statements of stockholders’ equity.

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

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In April 2023, the Company analyzed its cash requirements at least through June 2024 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2023, and December 31 2022, consisted of two money market accounts and U.S. Treasury Bills.

Investments

The Company considers all of its investments in debt securities (U.S. Government or Agencies), with maturities at the date of purchase from three months to one year to be available-for-sale securities. These investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Realized gains and losses from the sale of investments, if any are determined, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of March 31, 2023, and December 31, 2022, consisted of U.S. Treasury Bills with maturities of 91 days to one year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of March 31, 2023, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2023, and 2022. The following table presents the assets and liabilities that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at March 31, 2023, and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2023	Level 1	Total
Assets:
Cash equivalents(1)	$4,472,806	$4,472,806
Investments(2)	5,950,638	5,950,638
Total	$10,423,444	$10,423,444

December 31 2022	Level 1	Total
Assets:
Cash equivalents(1)	$7,248,946	$7,248,946
Investments(2)	4,933,550	4,933,550
Total	$12,182,496	$12,182,496

(1)

Cash equivalents as of March 31, 2023, and December 31, 2022, represent the fair value of the Company’s investment in two money market accounts and U.S. Treasury Bills with maturities at the date of purchase of less than 90 days.

(2)	Investments represents the fair value of the Company’s investment in U.S. Treasury Bills with maturities at the date of purchase from 91 days to one year.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Net Loss per Share

Net loss per share for the three months ended March 31, 2023, and 2022, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three months ended March 31, 2023, and 2022, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (13,105,831 and 12,604,443 shares for the three months ended March 31, 2023 and 2022, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of March 31, 2023, and 2022, potentially dilutive securities included stock-based awards to purchase up to 2,745,916 and 2,548,155 shares of the Company’s common stock, respectively. For the three months ended March 31, 2023, and 2022, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

 During the three months ended March 31, 2023, and 2022, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2023, and 2022, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of March 31, 2023, and December 31, 2022. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2023 and 2022, the Company did not have any interest or penalties associated with unrecognized tax benefits.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2021. The Company does not anticipate significant changes to its current uncertain tax positions through March 31, 2024. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2022, prior to the extended filing deadlines in all jurisdictions.

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

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. The expected volatility rates are estimated based on the Company’s historical actual volatility over the two-year period from its initial public offering on December 18, 2019 through December 31, 2021 for stock-based awards granted in 2022. For awards granted during the three months ended March 31, 2023, the expected volatility rates were estimated based on the Company’s historical actual volatility over the three-year period from its initial public offering on December 18, 2019, through December 31, 2022. The expected term for options granted to date is estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Note 3 - Investments

As of March 31, 2023, the Company had two money market accounts and available-for-sale investments with contractual maturities of one year or less as follows:

As of March 31, 2023	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$6,895,576	$48,684	$6,944,260
Money Market Accounts	3,479,184	-	3,479,184
Total	$10,374,760	$48,684	$10,423,444

As of March 31, 2023, there were no available-for-sale securities in an unrealized-loss position. U.S. Treasury Bills classified as Investments on the condensed consolidated balance sheet as of March 31, 2023 were $6.0 million.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

As of December 31, 2022 the Company had two money market accounts and available-for-sale investments with contractual maturities of one year or less as follows:

As of December 31, 2022	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$6,905,171	$15,039	$6,920,210
Money Market Accounts	5,262,286	-	5,262,286
Total	$12,167,457	$15,039	$12,182,496

As of December 31, 2022, there were no available-for-sale securities in an unrealized-loss position and there were no sales of available-for-sale securities made during 2022. U.S. Treasury Bills classified as Investments on the condensed consolidated balance sheet as of December 31, 2022 were $4.9 million.

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

Sales of Common Stock

On April 20, 2022, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. In addition, the Company filed a new Form S-3, which included therein a prospectus to increase the aggregate amount under this agreement to $6,505,642. The Form S-3 was declared effective by the Securities and Exchange Commission on January 4, 2023, at which time the prospectus included therein replaced the prior prospectus supplement. Expenses related to these financing activities were recorded as offering costs (a reduction of additional paid in capital) on the Company’s condensed consolidated statement of stockholders’ equity for the period. During the three months ended March 31, 2023, the Company sold 244,392 shares of its common stock at an average gross price per share of $3.46 for net proceeds of $823,855, after fees and commissions of $21,144. In addition, the Company incurred legal, accounting and other fees totaling $16,517 for net proceeds after fees, commissions and expenses of $807,338. During the three months ended March 31, 2022, the Company did not sell any shares of common stock.

As of March 31, 2023, the Company had 13,222,056 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

During the three months ended March 31, 2023, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and consultants aggregate stock options for the purchase of 508,902 shares of the Company’s common stock with exercise prices ranging from $2.37 to $3.16 per share which vest over 1 to 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on the grant date on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2022	1,642,950	4.28
Granted(1)	508,902	3.14
Forfeited(2)	(5,729)	2.44
Balances at March 31, 2023	2,146,123	4.01
Unvested options outstanding expected to vest(3)	901,308	3.45

(1)

508,902 options vest as follows: options to purchase 443,182 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 55,720 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year.

(2)	Forfeited options represent unvested shares and vested, unexercised shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

A summary of options outstanding as of March 31, 2023, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001-$5.00	1,397,112	7.73	600,616	5.38
$5.01-$10.00	629,216	6.14	528,988	5.78
$10.01-$15.00	113,670	6.81	109,086	6.80
$15.01-$20.00	6,125	6.84	6,125	6.84
	2,146,123	7.21	1,244,815	5.68

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units (#)	Weighted- Average Grant Date Fair Value per Unit ($)
Unvested balance at December 31, 2022	272,650	4.00
Granted	368,345	3.16
Vested	(41,202)	5.35
Unvested Balance at March 31, 2023	599,793	3.39

During the three months ended March 31, 2023, and 2022, the Company recognized $244,337 and $204,474 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $231,872 and $295,338 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

The fair value of options granted for the three months ended March 31, 2023, was based on the Black-Scholes option-pricing model assuming the following factors: 5.3 to 6.1 years expected term, 90% volatility, 3.5% to 4.0% risk free interest rate and zero dividends. The expected term for options granted to date was estimated using the simplified method.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended March 31,
	2023	2022

Stock options granted	508,902	553,064
Weighted-average grant date fair value per share	$2.38	2.11
Fair value of shares vested	$223,273	292,328

At March 31, 2023, the aggregate intrinsic value of outstanding vested stock options was approximately $0.5 million (there were no unvested stock options that had intrinsic value) and the weighted-average exercise price in aggregate was $4.01 which includes $4.42 for fully vested stock options and $3.45 for stock options expected to vest. At March 31, 2023, unamortized unvested balance of stock-based compensation was $4.1 million, to be amortized over the following 3.0 years.

Note 6 - Related Party Transactions

As of March 31, 2023, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 32.4% of Monopar’s common stock and during the three months ended March 31, 2023, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of March 31, 2023. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

Note 7 – Commitments and Contingencies

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, the Company executed an option and license agreement with Onxeo S.A. (“Onxeo”), a public French company, which gave Monopar the exclusive option to license (on a world-wide exclusive basis) Validive to pursue treating severe oral mucositis in patients undergoing chemoradiation treatment for head and neck cancers. The pre-negotiated Onxeo license agreement for Validive as part of the option agreement includes clinical, regulatory, developmental and sales milestones and escalating royalties on net sales . On September 8, 2017, the Company exercised the license option, and therefore paid Onxeo the $1 million fee under the option and license agreement.

On March 27, 2023, Monopar announced the discontinuation of its Validive Phase 2b/3 VOICE trial based upon the Data Safety Monitoring Board (“DSMB”) determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. The Company does not anticipate further development under the Onxeo license agreement or any future license or royalty obligations.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Company’s Phase 1b clinical trial in the U.S. that Monopar initiated in the third quarter of 2021 with the first patient dosed in October 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial. During the three months ended March 31, 2023 and March 31, 2022, no expenses were incurred under the GEIS agreement. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, Monopar decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of March 31, 2023, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

Financial Status

Our cash, cash equivalents and investments as of March 31, 2023, was $11.7 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient for us to obtain topline results from our ongoing open-label Phase 1b camsirubicin clinical trial as planned by the end of 2023 (but as discussed below, this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating and topline results are deferred as dosing continues beyond 2023), advance our MNPR-101 radiopharmaceutical program into its first in human clinical trial and close out our terminated Validive Phase 2b/3 (VOICE) clinical program. We will require additional funding to advance our clinical and preclinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source over the past three years was sales of shares of our common stock under at-the-market sales programs through Capital on DemandTM Sales Agreements with JonesTrading Institutional Services LLC (“Jones Trading”). For the three months ended March 31, 2023, we sold 244,392 shares of our common stock at an average gross price per share of $3.46 for net proceeds of $823,855, after fees and commissions of $21,144. In addition, we incurred legal, accounting and other fees totaling $16,517 for net proceeds after fees, commissions and expenses of $807,338. There have been no additional sales from April 1, to April 28, 2023.

Validive Clinical Update

On March 27, 2023, we announced the completion of a pre-specified interim analysis for our Validive Phase 2b/3 VOICE trial for the prevention of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy (“CRT”) for oropharyngeal cancer (“OPC”). The interim analysis included the first approximately 50% of the total planned patients to be enrolled. It was conducted by an independent Data Safety Monitoring Board (“DSMB”), which informed us that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in SOM prevention between Validive and placebo. The DSMB also reported that there were no safety concerns attributed to Validive. Based on not meeting the pre-specified efficacy threshold, we announced that we will discontinue the study along with the active development of Validive.

Camsirubicin Clinical Update

We are currently enrolling advanced soft tissue sarcoma patients into the fifth dose-level cohort (650 mg/m2) of our Phase 1b camsirubicin clinical trial, which is nearly 2.5x the highest dose evaluated in any prior camsirubicin clinical trial (265mg/m2). The Phase 1b data to date show an improvement in median progression free survival from what was observed in the prior camsirubicin Phase 2 trial (265 mg/m2). This is supportive of our dose-response hypothesis with camsirubicin. Additionally, one of the three patients in the 520 mg/m2 dose-level cohort recently went from having what was initially determined to be an unresectable cancer to, after several cycles of camsirubicin treatment and a corresponding 21% reduction in tumor dimensions, being determined to be resectable. This changed the course of treatment for this patient, who recently then underwent surgical resection of the cancer. To date, no drug-related cardiotoxicity has been observed with camsirubicin treatment as evaluated by the industry standard left ventricular ejection fraction (“LVEF”). This compares favorably to the well-documented dose-restricting cardiotoxicity experienced with doxorubicin, the current first-line treatment for ASTS.

To date, 75% of camsirubicin patients in this Phase 1b trial have experienced no hair loss. Of the 25% with any hair loss, only 8% experienced >50% hair loss and only 17% experienced low grade hair loss. This compares favorably to the approximately 50% of doxorubicin treated patients in recent ASTS clinical trials reporting some amount of hair loss, with the majority of these patients experiencing >50% hair loss. Only 8% of camsirubicin patients in the Phase 1b trial have experienced low grade, mild oral mucositis. This compares favorably to the roughly 35-40% of doxorubicin treated patients in recent ASTS clinical trials that experienced mild-to-severe oral mucositis.

MNPR-101 for Radiopharmaceutical Use Development Update

 Pursuant to our 50/50 cost-sharing collaboration agreement with NorthStar Medical Radioisotopes, LLC (“NorthStar”) to develop potential radioimmunotherapeutics based on MNPR-101 (“MNPR-101 RITs”), we have coupled MNPR-101 to imaging and therapeutic radioisotopes. The resulting conjugates, MNPR-101-Zr and MNPR-101-PCTA-Ac225, are designed to be highly selective agents that have the potential to image and kill certain cancer cells. By eradicating these cancer cells with a uPAR-targeted RIT (“uPRIT”), the therapeutic goal is to spare healthy cells while quickly killing the cancer cells.

Based on promising preclinical imaging results with MNPR-101-Zr showing high uptake across multiple tumor types, and with preclinical therapeutic efficacy and biodistribution studies utilizing the radioisotopes actinium-225 (“Ac-225”) and lutetium-177 (“Lu-177”), we and NorthStar committed to additional funding with the aim of initiating a first-in-human imaging study with MNPR-101-Zr as early as end of this year. MNPR-101-Zr is a zirconium-89 labeled version of MNPR-101, a highly selective antibody against the urokinase plasminogen activator receptor (“uPAR”). Positron emission tomography (“PET”) imaging of preclinical mouse models for triple-negative breast, colorectal, and pancreatic tumors displayed high and selective uptake of MNPR-101-Zr in these uPAR-expressing tumors. Additionally, preclinical triple negative breast cancer mouse model studies with Ac-225 and Lu-177 radiolabeled MNPR-101 showed a promising dose-dependent-anti-cancer-effect and favorable biodistribution profile. These proof-of-concept studies provide support for a first-in-human PET imaging study with MNPR-101-Zr and a future therapeutic study using Ac-225 labeled MNPR-101 RIT. Overall, the imaging and therapeutic results demonstrate the potential utility of MNPR-101 as a precision targeting agent for both imaging and treatment in multiple cancer indications.

MNPR-202 and Related Analogs Updates

In June 2021, we entered into a collaboration agreement with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia’s premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world’s top universities) to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In collaboration with Dr. Anand Jeyasekharan of CSI Singapore, we presented an abstract and poster of the preclinical data of MNPR-202 at the American Society of Hematology 64th Annual Meeting in New Orleans, LA. The poster presented the following promising data about MNPR-202:

-	has a similar cytotoxic potency to doxorubicin
-	generates increased DNA damage in the cancer cells compared to doxorubicin
-	has a unique immune activation profile versus doxorubicin
-	demonstrates increased apoptosis (programmed cell death) compared to doxorubicin
-	causes a distinct set of genes to be upregulated and downregulated versus doxorubicin and
-	may also be superior to doxorubicin in certain combination treatment regimens.

A combination drug screen with 183 compounds was performed, revealing distinct differences in the synergy profile between doxorubicin versus MNPR-202 when used along with other compounds. For example, MNPR-202 demonstrated a more favorable synergy profile with the experimental anti-cancer agent volasertib compared to doxorubicin.

Our Product Pipeline

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which went on to have a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and the European Medicines Agency (“EMA”) and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Five key elements of our strategy to achieve this goal are to:

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

•

Continue the development of MNPR-101 for radiopharmaceutical use as a therapeutic, diagnostic and imaging agent. We have prioritized our development of radiopharmaceuticals based on promising data from our imaging and efficacy animal model studies. Based on promising recently generated preclinical imaging and therapeutic results utilizing radiolabeled MNPR-101, we aim to initiate a first-in-human imaging study with MNPR-101-Zr as early as the end of this year.

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

•

Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics), Wilson Therapeutics (acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca) and Tactic Pharma, LLC (“Tactic Pharma”).

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

Recently Issued and Adopted Accounting Pronouncements

During the three months ended March 31, 2023, there were no relevant recently issued accounting pronouncements that would impact our financial position and our condensed consolidated statements of operations and comprehensive loss or cashflows.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. The expected volatility rates are estimated based on our actual historical volatility over the two-year period from our initial public offering on December 18, 2019, through December 31, 2021 for stock-based awards granted in 2022. For awards granted during the three months ended March 31, 2023, the expected volatility rates are estimated based on our actual historical volatility over the three-year period from our initial public offering on December 18, 2019, through December 31, 2022. The expected term for stock options granted during the three months ended March 31, 2023, and 2022, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three Months Ended March 30, 2023, and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023, and 2022:

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2023	2022	Variance
Research and development expenses	$1,653	$1,678	$(25)
General and administrative expenses	872	779	93
Total operating expenses	2,525	2,457	68
Operating loss	(2,525)	(2,457)	(68)
Interest income	90	-	90
Net loss	$(2,435)	$(2,457)	$22

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2023, were $1,653,000, compared to $1,678,000 for the three months ended March 31, 2022. This represents a decrease of $25,000 primarily attributed to a decrease of $120,000 in R&D personnel costs, partially offset by an increase of $79,000 in Validive and camsirubicin clinical trial-related and clinical material manufacturing-related expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended March 31, 2023, were $872,000, compared to $779,000 for the three months ended March 31, 2022. This represents an increase of $93,000 primarily attributed to (1) an increase in G&A salaries and benefits and (2) an increase in accounting and audit fees.

Interest Income

Interest income for the three months ended March 31, 2023, increased by $90,000 compared to the three months ended March 31, 2022, due to interest earned on U.S. Treasury Bills and higher money market interest rates partially offset by a decrease in bank balances.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $54.2 million as of March 31, 2023. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin. We anticipate that the currently available funds as of April 28, 2023, will fund our planned operations at least through June 2024.

We invest our cash equivalents in two money market accounts and U.S. Treasury Bills.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023, and 2022.

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2023	2022	Variance
Net cash used in operating activities	$(2,271)	$(2,467)	$196
Net cash used in investing activities	(983)	-	(983)
Net cash provided by (used in) financing activities	804	(17)	821
Effect of exchange rates	(11)	(1)	(10)
Net decrease in cash and cash equivalents	$(2,461)	$(2,485)	$24

In December 2022, the Company began investing its idle cash due to the rising interest rates. During the three months ended March 31, 2023 and 2022, we had net cash outflows of $2,461,000 and $2,485,000, respectively, an outflow decrease of $24,000. During the three months ended March 31, 2023, versus the three months ended March 31, 2022, we had higher net cash used in investing activities and more funds raised from sales of our common stock under an at-the-market sales program.

Cash Flow Used in Operating Activities

The decrease of $196,000 in cash flow used in operating activities during the three months ended March 31 2023, compared to the three months ended March 31, 2022, was primarily a result of a decrease in the change in accounts payable, accrued expenses and other current liabilities.

Cash Flow Used in Investing Activities

The increase to cash flow used in investing activities during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, of approximately $983,000 was a result of our net investment in U.S. Treasury Bills during the three months ended March 31, 2023. During the three months ended March 31, 2022, idle cash was invested in money market accounts and recorded as cash equivalents.

Cash Flow Provided by (Used in) Financing Activities

The increase in cash flow provided by financing activities during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, of $821,000 was primarily due to the proceeds from sales of our common stock under an at-the-market sales program during the three months ended March 31, 2023. We did not have any sales of our common stock during the three months ended March 31, 2022.

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

As a company, we have not completed development through marketing approvals of any therapeutic products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	advance the clinical development and execute the regulatory strategy for camsirubicin;

•	continue the preclinical activities and potentially enter clinical development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to image and treat cancer;

•	continue the preclinical activities, and potentially later-on enter clinical development, of MNPR-202 (and related analogs) for various cancer indications;

•	acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and clinical development and regulatory requirements of such drug product candidates;

•	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

•	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

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

We anticipate that the funds available as of April 28, 2023, will fund our obligations at least through June 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

•	the progress of clinical development and regulatory interactions and potential approvals of camsirubicin;

•	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and international regulatory approvals;

•

the progress of preclinical and potential clinical development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to image and treat cancer, including activities through our collaboration with NorthStar;

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

Expenditures may increase in the future for:

•

process development, manufacturing costs, clinical trial expenses and clinical database management of camsirubicin in connection with the Phase 1b dose escalation clinical trial and other future clinical development;

•	support of the development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics to image and treat cancer, including activities through our collaboration with NorthStar;

•	preclinical studies (and if successful, clinical studies) of MNPR-202 (and related analogs);

•

increased employee compensation and consultant fees to support the increased scope of activities required for the progress of our product candidate programs including camsirubicin, MNPR-101 RIT (uPRIT and related compounds) and companion diagnostics and MNPR-202 (and related analogs); and

•

increased sales, marketing, distribution, quality, medical, pharmacovigilance, regulatory and compliance employees and/or consultants to support any of our programs if approved for marketing in any major market.

Due to the termination of our Validive development, we do not anticipate significant additional expenditures for this program beyond the second quarter of 2023. We have initiated and commenced dosing in our Phase 1b camsirubicin clinical trial. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the future if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months, additional long-term funding is needed to further develop camsirubicin, our MNPR-101 RIT and companion diagnostic program and our MNPR-202 program, if successful, and otherwise generally to support our future product candidates through clinical trials, approval processes and, if applicable, commercialization.

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

The termination of our Validive clinical trial due to the no-go decision at the end of March 2023 resulted in a decrease in our stock price. If our stock price does not increase in the next several months, it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement includes clinical, regulatory, developmental and sales milestones and escalating royalties on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of April 28, 2023, we have not been required to pay Onxeo any other funds under the agreement.

On March 27, 2023, we announced the discontinuation of our Validive Phase 2b/3 VOICE trial based upon the DSMB determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in SOM prevention between Validive and placebo. We do not anticipate further development under the Onxeo license agreement or any future license or royalty obligations.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of our Phase 1b clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. During the three months ended March 31, 2023 and March 31, 2022, no expenses were incurred under the GEIS agreement. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of April 28, 2023, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors below, there have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 23, 2023.

The interim analysis for our ongoing Validive Phase 2b/3 clinical program yielded a no-go decision resulting in a reduction of our stock price. If our stock price does not increase in the next several months our business could be adversely impacted.

The termination of our Validive clinical trial due to the no-go decision at the end of March 2023 resulted in a decrease in our stock price. If our stock price does not increase in the next several months, it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
10.1	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2023	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: May 11, 2023	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: May 11, 2023	By:	/s/ Kim R. Tsuchimoto
	Name:	Kim R. Tsuchimoto
	Title:	Chief Financial Officer and Director (Principal Financial Officer)

