Form 10-Q
period 2023-06-30
Monopar Therapeutics
filed 2023-08-10
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of July 28, 2023, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	14,157,941

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

●	our ability to remain in compliance with the Nasdaq listing standards requiring our stock closing bid price to be $1.00 and above, any potential stock price decrease resulting from the Company receiving a non-compliance notification from Nasdaq in the future, and our ability to regain compliance within Nasdaq's time limit should we become non-compliant;

●	our ability to raise funds at acceptable terms;

●	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

●	risks and uncertainties associated with our research and development activities, including our clinical trials, regulatory submissions, and manufacturing and quality expenses;

●	estimated timeframes for our clinical trials and regulatory reviews for approval to market products are uncertain;

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

●

the impact of government laws and regulations including increased governmental control of healthcare and pharmaceuticals, resulting in direct price controls driving lower prices, other governmental regulations affecting cost requirements and structures for selling therapeutic or imaging products, and recent governmental legislation affecting other industries which may indirectly increase our costs of obtaining goods and services;

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

●

The termination of our Validive clinical trial at the end of March 2023 resulted in a decrease in our stock price. If the closing bid price of our stock is below $1.00 for 30 consecutive trading days, we will receive a notice from Nasdaq stating that we are out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. Receipt of such notice could cause a further decrease in our stock price, and there can be no assurance that we would regain compliance within Nasdaq’s time limits and requirements. If our stock price does not increase in the next several months, it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022*

Assets

Current assets:
Cash and cash equivalents	$7,214,757	$8,186,194
Investments	2,976,649	4,933,550
Other current assets	109,868	45,982
Total current assets	10,301,274	13,165,726

Operating lease right-of-use asset	37,330	61,228
Total assets	$10,338,604	$13,226,954

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,501,821	$3,128,894
Total current liabilities	2,501,821	3,128,894

Non-current operating lease liability	—	8,408
Total liabilities	2,501,821	3,137,302

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 13,898,081 and 12,946,573 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	13,898	12,947
Additional paid-in capital	64,254,231	61,871,784
Accumulated other comprehensive income	7,222	8,942
Accumulated deficit	(56,438,568)	(51,804,021)
Total stockholders’ equity	7,836,783	10,089,652
Total liabilities and stockholders’ equity	$10,338,604	$13,226,954

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,594,713	$2,078,471	$3,248,082	$3,756,403
General and administrative	733,496	684,877	1,605,171	1,464,131
Total operating expenses	2,328,209	2,763,348	4,853,253	5,220,534
Loss from operations	(2,328,209)	(2,763,348)	(4,853,253)	(5,220,534)
Interest income	128,218	417	218,706	881
Net loss	(2,199,991)	(2,762,931)	(4,634,547)	(5,219,653)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(4,385)	21,210	(15,184)	20,626
Unrealized gain (loss) on investments	(20,180)	—	13,464	—
Comprehensive loss	$(2,224,556)	$(2,741,721)	$(4,636,267)	$(5,199,027)
Net loss per share:
Basic and diluted	$(0.16)	$(0.22)	$(0.35)	$(0.41)
Weighted average shares outstanding:
Basic and diluted	13,420,029	12,632,381	13,263,770	12,618,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income	Deficit	Equity

Balance at January 1, 2023	12,946,573	$12,947	$61,871,784	$8,942	$(51,804,021)	$10,089,652
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $37,661	244,392	244	807,094	—	—	807,338
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	10,132	10	(10)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	20,959	21	(16,848)	—	—	(16,827)
Stock-based compensation (non-cash)	—	—	476,209	—	—	476,209
Net loss	—	—	—	—	(2,434,556)	(2,434,556)
Other comprehensive income, net	—	—	—	22,845	—	22,845
Balance at March 31, 2023	13,222,056	13,222	63,138,229	31,787	(54,238,577)	8,944,661
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $26,522	621,227	621	659,374	—	—	659,995
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	10,136	10	(10)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	44,662	45	(16,658)	—	—	(16,613)
Stock-based compensation (non-cash)	—	—	473,296	—	—	473,296
Net loss	—	—	—	—	(2,199,991)	(2,199,991)
Other comprehensive loss, net	—	—	—	(24,565)	—	(24,565)
Balance at June 30, 2023	13,898,081	$13,898	$64,254,231	$7,222	$(56,438,568)	$7,836,783

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

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(4,634,547)	$(5,219,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	949,505	857,105
Changes in operating assets and liabilities
Other current assets	(63,891)	28,552
Accounts payable, accrued expenses and other current liabilities	(623,648)	559,959
Operating lease right-of-use assets and liabilities, net	—	(4,238)
Net cash used in operating activities	(4,372,581)	(3,778,275)
Cash flows from investing activities:
Purchase of short-term investments	(4,921,873)	—
Maturities of short-term investments	6,892,238	—
Net cash provided by investing activities	1,970,365	—
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement, net of commissions, fees and offering costs	1,479,416	—
Other offering costs	—	(35,846)
Payroll taxes paid related to net share settlement of vested restricted stock units	(33,440)	(46,321)
Cash proceeds from the issuance of stock upon exercise of stock options	—	41
Net cash provided by (used in) financing activities	1,445,976	(82,126)
Effect of exchange rates	(15,197)	20,101
Net decrease in cash and cash equivalents	(971,437)	(3,840,300)
Cash and cash equivalents at beginning of period	8,186,194	20,303,869
Cash and cash equivalents at end of period	$7,214,757	$16,463,569

Supplemental non-cash flow information:
Lease liability arising out of obtaining right-of-use asset	$—	$92,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is a clinical-stage biopharmaceutical company focused on developing innovative treatments for cancer patients. Monopar currently has three compounds in development: 1) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 1b clinical stage novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; 2) MNPR-101 RIT and MNPR-101-Zr, a preclinical stage uPAR-targeted antibody being developed as a radioimmunotherapeutic and companion diagnostic for advanced cancers; and 3) an early stage camsirubicin analog, MNPR-202, for various cancers. On March 27, 2023, the Company discontinued its Validive Phase 2b/3 VOICE trial based upon its Data Safety Monitoring Board’s determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. The Company recorded significant clinical site close-out related expenses for Validive in Q2 2023. The Company is not anticipating incurring any license or royalty obligations or incurring any significant expenses beyond Q2 2023 related to Validive.

Liquidity

The Company has incurred an accumulated deficit of approximately $56.4 million as of June 30, 2023. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through September 2024. The Company’s ability to fund its future operations, including the continued clinical development of camsirubicin and continued development of its radiopharmaceutical program, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

The termination of the Company’s Validive clinical trial at the end of March 2023 resulted in a decrease in the Company’s stock price. If the closing bid price of the Company’s stock is below $1.00 for 30 consecutive trading days, the Company will receive a notice from Nasdaq stating that it is out of compliance with Nasdaq listing standards giving the Company 180 days to regain compliance. Receipt of such notice could cause a further decrease in the Company’s stock price, and there can be no assurance that the Company would regain compliance within Nasdaq’s time limits and requirements. If the Company’s stock price does not increase in the next several months, it may have serious adverse consequences on the Company’s ability to raise funds, which may cause Monopar to delay, restructure or otherwise reconsider its operations.

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

The coronavirus disease (“COVID-19”) continues to affect economies and business around the world. Due to many uncertainties, the Company is unable to estimate COVID-19’s financial impact or duration in light of treatment options and potential surges of new cases from current or future COVID-19 variants or its potential impact on the Company’s current clinical trial and development programs, including COVID-19’s effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2023, and the Company’s condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2023 and 2022.

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

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In July 2023, the Company analyzed its cash requirements at least through September 2024 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2023 and December 31, 2022, consisted of two money market accounts and U.S. Treasury Bills.

Investments

The Company considers all of its investments in debt securities (U.S. Government or Agencies), with maturities at the date of purchase from over three months to one year to be available-for-sale securities. These investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Realized gains and losses from the sale of investments, if any are determined, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of June 30, 2023 and December 31, 2022, consisted of U.S. Treasury Bills with maturities of over three months to one year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of June 30, 2023, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2023 and 2022. The following table presents the assets and liabilities that are reported at fair value on our condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 as of June 30, 2023 and December 31, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2023	Level 1	Total
Assets:
Cash equivalents(1)	$6,133,928	$6,133,928
Investments(2)	2,976,649	2,976,649
Total	$9,110,577	$9,110,577

December 31 2022	Level 1	Total
Assets:
Cash equivalents(1)	$7,248,946	$7,248,946
Investments(2)	4,933,550	4,933,550
Total	$12,182,496	$12,182,496

(1)

Cash equivalents as of June 30, 2023 and December 31, 2022, represent the fair value of the Company’s investment in two money market accounts and U.S. Treasury Bills with maturities at the date of purchase of three months or less.

(2)	Investments represents the fair value of the Company’s investment in U.S. Treasury Bills with maturities at the date of purchase from over three months to one year.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Net Loss per Share

Net loss per share for the three and six months ended June 30, 2023 and 2022, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three and six months ended June 30, 2023 and 2022, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (13,420,029 and 12,632,381 shares for the three months ended June 30, 2023 and 2022 respectively, and 13,263,770 and 12,618,489 shares for the six months ended June 30, 2023 and 2022, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of June 30, 2023 and 2022, potentially dilutive securities included stock-based awards to purchase up to 2,639,566 and 2,217,341 shares of the Company’s common stock, respectively. For the three and six months ended June 30, 2023 and 2022, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, compensation expenses of G&A personnel performing R&D, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf and costs of materials and supplies which were used in R&D activities during the reporting period.

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

During the three and six months ended June 30, 2023 and 2022, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2023 and 2022, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of June 30, 2023 and December 31, 2022. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2023 and 2022, the Company did not have any interest or penalties associated with unrecognized tax benefits.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2021. The Company does not anticipate significant changes to its current uncertain tax positions through June 30, 2023. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2022, prior to the extended filing deadlines in all jurisdictions.

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

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. The expected volatility rates are estimated based on the Company’s historical actual volatility over the two-year period from its initial public offering on December 18, 2019 through December 31, 2021 for stock-based awards granted in 2022. For awards granted during the three months ended June 30, 2023, the expected volatility rates were estimated based on the Company’s historical actual volatility over the three-year period from its initial public offering on December 18, 2019, through December 31, 2022. The expected term for options granted to date is estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Note 3 - Investments

As of June 30, 2023, the Company had two money market accounts and available-for-sale investments with contractual maturities of one year or less as follows:

As of June 30, 2023	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$4,936,367	$28,503	$4,964,870
Money Market Accounts	4,145,707	—	4,145,707
Total	$9,082,074	$28,503	$9,110,577

As of June 30, 2023, there were no available-for-sale securities in an unrealized-loss position. U.S. Treasury Bills classified as Investments on the condensed consolidated balance sheet as of  June 30, 2023 were $3.0 million.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

As of  December 31, 2022 the Company had two money market accounts and available-for-sale investments with contractual maturities of one year or less as follows:

As of December 31, 2022	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$6,905,171	$15,039	$6,920,210
Money Market Accounts	5,262,286	—	5,262,286
Total	$12,167,457	$15,039	$12,182,496

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

Sales of Common Stock

On April 20, 2022, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. In addition, the Company filed a new Form S-3, which included therein a prospectus to increase the aggregate amount under this agreement to $6,505,642. The Form S-3 was declared effective by the Securities and Exchange Commission on January 4, 2023, at which time the prospectus included therein replaced the prior prospectus supplement. Expenses related to these financing activities were recorded as offering costs (a reduction of additional paid in capital) on the Company’s condensed consolidated statement of stockholders’ equity for the period. During the six months ended June 30, 2023, the Company sold 865,619 shares of its common stock at an average gross price per share of $1.77 for net proceeds of $1,493,205, after fees and commissions of $38,312. In addition, the Company incurred and accrued legal, accounting and other fees totaling $25,872 for net proceeds after fees, commissions and expenses of $1,467,333. During the six months ended June 30, 2022, the Company did not sell any shares of common stock.

As of June 30, 2023, the Company had 13,898,081 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

There were no stock awards granted during the three months ended June 30, 2023.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on the grant date on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances as of December 31, 2022	1,642,950	4.28
Granted(1)	508,902	3.14
Forfeited(2)	(37,851)	4.10
Balances as of June 30, 2023	2,114,001	4.01
Unvested options outstanding expected to vest(3)	768,496	3.44

(1)

508,902 options vest as follows: options to purchase 443,182 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of grant date and 1/48th per month thereafter; options to purchase 55,720 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

A summary of options outstanding as of June 30, 2023, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001 - $5.00	1,376,895	7.43	698,533	5.68
$5.01 - $10.00	617,942	6.01	530,365	5.71
$10.01 - $15.00	113,039	6.59	110,482	6.59
$15.01 - $20.00	6,125	6.59	6,125	6.59
	2,114,001	6.97	1,345,505	5.77

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(#)	per Unit ($)
Unvested balance as of December 31, 2022	272,650	4.00
Granted	368,345	3.16
Vested	(115,430)	4.05
Unvested Balance as of June 30, 2023	525,565	3.40

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Stock options granted	—	25,000	508,902	578,064
Weighted-average grant date fair value per share	$—	$2.00	$2.38	$2.11

As of  June 30, 2023, the aggregate intrinsic value of outstanding vested stock options was approximately $0.3 million (there were no unvested stock options that had intrinsic value) and the weighted-average exercise price in aggregate was $4.01 which includes $4.33 for fully vested stock options and $3.44 for stock options expected to vest. As of  June 30, 2023, unamortized unvested balance of stock-based compensation was $3.6 million, to be amortized over the following 2.8 years.

During the three months ended June 30, 2023 and 2022, the Company recognized $256,297 and $ 204,692 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $216,999 and $152,602 as research and development expenses, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized $500,634 and $409,166 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $448,871 and $447,939 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

Note 6 - Related Party Transactions

As of June 30, 2023, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 30.8% of Monopar’s common stock and during the three and six months ended June 30, 2023, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of June 30, 2023. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

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

On March 27, 2023, Monopar announced the discontinuation of its Validive Phase 2b/3 VOICE trial based upon the Data Safety Monitoring Board (“DSMB”) determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. The Company is planning to terminate the license and does not anticipate any future license or royalty obligations under the Onxeo license agreement.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, the Company executed a clinical collaboration agreement with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of the Company’s Phase 1b clinical trial in the U.S. that Monopar initiated in the third quarter of 2021 with the first patient dosed in October 2021, the Company continues to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. The Company will provide study drug and supplemental financial support for the clinical trial. During the three and six months ended June 30, 2023 and June 30, 2022, no expenses were incurred under the GEIS agreement. The Company can terminate the agreement by providing GEIS with advance notice, and without affecting the Company’s rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, Monopar decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

The intellectual property rights contributed by Tactic Pharma to the Company included the non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101. Pursuant to such license agreement, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones for MNPR-101 that could reach up to $14.925 million if the Company achieves all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will reach any milestones under the XOMA agreement. As of June 30, 2023, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative treatments for cancer patients. We are building a drug development pipeline through the licensing and acquisition of therapeutics in late preclinical or in clinical development stages. We leverage our scientific and clinical experience to help reduce the risk of and accelerate the clinical development of our drug product candidates.

Financial Status

Our cash, cash equivalents and investments as of June 30, 2023, were $10.2 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through September 2024 for us to obtain topline results from our ongoing open-label Phase 1b camsirubicin clinical trial by mid-2024 (but as discussed below, this may not be the case if camsirubicin reaches even higher dose levels than we are anticipating and topline results are deferred as dosing continues beyond mid-2024), advance our MNPR-101 radiopharmaceutical program into its first in human clinical trial and close out our terminated Validive Phase 2b/3 (VOICE) clinical program. We will require additional funding to advance our clinical and preclinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source over the past three years was sales of shares of our common stock under at-the-market sales programs through Capital on Demand™ Sales Agreements with JonesTrading Institutional Services LLC (“Jones Trading”). For the six months ended June 30, 2023, we sold 865,619 shares of our common stock at an average gross price per share of $1.77 for net proceeds of $1,493,205, after fees and commissions of $38,312. In addition, we incurred and accrued legal, accounting and other fees totaling $25,872 for net proceeds after fees, commissions and expenses of $1,467,333. From July 1 to July 28, 2023, we sold 259,860 shares of our common stock at an average gross price per share of $1.05 for net proceeds of $266,992, after fees and commissions of $6,848.

Discontinuation of Validive Development

On March 27, 2023, we announced the completion of a pre-specified interim analysis for our Validive Phase 2b/3 VOICE trial for the prevention of severe oral mucositis (“SOM”) in patients undergoing chemoradiotherapy (“CRT”) for oropharyngeal cancer (“OPC”). The interim analysis included the first approximately 50% of the total planned patients to be enrolled. It was conducted by an independent Data Safety Monitoring Board (“DSMB”), which informed us that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in SOM prevention between Validive and placebo. The DSMB also reported that there were no safety concerns attributed to Validive. Based on not meeting the pre-specified efficacy threshold, in March 2023 we terminated the study and discontinued the development of Validive.

Camsirubicin Clinical Update

We are currently dosing two advanced soft tissue sarcoma patients in the fifth dose-level cohort (650 mg/m2) of our Phase 1b camsirubicin clinical trial, which is nearly 2.5x the highest dose evaluated in any prior camsirubicin clinical trial (265mg/m2). Although both are early in the number of camsirubicin treatment cycles they have received, preliminary data suggest both patients have already experienced reductions in their tumor dimensions, one of approximately 18% and the other of approximately 20%. As both patients are still on track to receive additional camsirubicin treatment cycles, continued shrinkage of their tumors are possible.

The Phase 1b data to date show an improvement in median progression free survival from what was observed in the prior camsirubicin Phase 2 trial (265 mg/m2). This is supportive of our dose-response hypothesis with camsirubicin. Additionally, one of the three patients in the 520 mg/m2 dose-level (4th) cohort went from having what was initially determined to be an unresectable cancer to, after several cycles of camsirubicin treatment and a corresponding 21% reduction in tumor dimensions, being determined to be resectable. This changed the course of treatment for this patient, who subsequently underwent surgical resection of the cancer. To date, no drug-related cardiotoxicity has been observed with camsirubicin treatment as evaluated by the industry standard left ventricular ejection fraction (“LVEF”). This compares favorably to the well-documented dose-restricting cardiotoxicity experienced with doxorubicin, the current first-line treatment for advanced soft tissue sarcoma ("ASTS").

To date, 71% of camsirubicin patients in this Phase 1b trial have experienced no hair loss. Of the 29% with any hair loss, only approximately 14% experienced >50% hair loss, with the remainder having low grade hair loss. This compares favorably to the approximately 50% of doxorubicin treated patients in recent ASTS clinical trials reporting some amount of hair loss, with the majority of these patients experiencing >50% hair loss. Only 14% of camsirubicin patients in the Phase 1b trial have experienced mild-to-severe oral mucositis. This compares favorably to the roughly 35-40% of doxorubicin treated patients in recent ASTS clinical trials that experienced mild-to-severe oral mucositis.

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

Based on promising preclinical imaging results with MNPR-101-Zr showing high uptake across multiple tumor types, and with preclinical therapeutic efficacy and biodistribution studies utilizing the radioisotopes actinium-225 (“Ac-225”) and lutetium-177 (“Lu-177”), we and NorthStar committed to additional funding with the aim of initiating a first-in-human imaging study with MNPR-101-Zr as early as end of this year. MNPR-101-Zr is a zirconium-89 labeled version of MNPR-101, a highly selective antibody against the urokinase plasminogen activator receptor (“uPAR”). Positron emission tomography (“PET”) imaging of preclinical mouse models for triple-negative breast, colorectal, and pancreatic tumors displayed high and selective uptake of MNPR-101-Zr in these uPAR-expressing tumors. Additionally, preclinical triple negative breast cancer mouse model studies with Ac-225 and Lu-177 radiolabeled MNPR-101 showed a promising dose-dependent-anti-cancer-effect and a favorable biodistribution profile, respectively. These proof-of-concept studies provide support for a first-in-human PET imaging study with MNPR-101-Zr and a future therapeutic study using Ac-225 labeled MNPR-101 RIT. Overall, the imaging and therapeutic results demonstrate the potential utility of MNPR-101 as a precision targeting agent for both imaging and treatment in multiple cancer indications.

In July 2023, we announced a collaboration with the Cancer Science Institute of Singapore (“CSI Singapore”), one of Asia's premier cancer research centers, at the National University of Singapore (“NUS”) (consistently ranked as one of the world's top universities) to evaluate radiopharmaceutical versions of MNPR-101 in several aggressive cancers. Dr. Anand Jeyasekharan, MBBS MRCP (UK) PhD, of CSI Singapore, NUS, will be the Principal Investigator on the collaboration. Dr. Jeyasekharan is a physician-scientist who runs a research laboratory investigating the molecular and biological responses of cancer cells to oncology drugs, as well as treats cancer patients and leads early phase oncology clinical trials at NUS. In this collaboration, Dr. Jeyasekharan will initially investigate uPAR expression levels in tissue samples from patients with various subtypes of ASTS. Studies have shown uPAR to be a promising target for ASTS, which is a cancer Dr. Jeyasekharan specializes in treating. He plans to assess retrospective patient samples to identify which subtypes of ASTS have the highest expression of uPAR, thus making them the most promising to pursue in a human clinical trial.

MNPR-202 and Related Analogs Updates

In June 2021, we entered into a collaboration agreement with CSI Singapore, at NUS to evaluate the activity of MNPR-202 and related analogs in multiple types of cancer. MNPR-202 was designed to retain the same potentially non-cardiotoxic backbone as camsirubicin but is modified at other positions which may enable it to work in certain cancers that are resistant to camsirubicin and doxorubicin. In collaboration with Dr. Anand Jeyasekharan of CSI Singapore, we presented an abstract and poster of the preclinical data of MNPR-202 at the American Society of Hematology 64th Annual Meeting in New Orleans, LA. The poster presented the following promising data about MNPR-202:

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

Our Product Pipeline

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which went on to have a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and the European Medicines Agency (“EMA”) and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Five key elements of our strategy to achieve this goal are to:

●

Advance the clinical development of camsirubicin, by pursuing indications where doxorubicin has demonstrated efficacy. ASTS will be the first indication, which is anticipated to allow camsirubicin to go head-to-head against doxorubicin, the current first-line treatment. In this indication, camsirubicin previously demonstrated clinical benefit (stable disease or partial response) in 52.6% of patients evaluable for tumor progression in a single-arm Phase 2 study. Clinical benefit was proportional to dose and was consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2 cumulative dose). Our current ongoing Phase 1b clinical trial continues towards establishing a new, higher recommended dose for the next Phase 2 ASTS clinical trial.

●

Continue the development of MNPR-101 for radiopharmaceutical use as a therapeutic, diagnostic and imaging agent. We have prioritized our development of radiopharmaceuticals based on promising data from our imaging and efficacy animal model studies. Based on promising preclinical imaging and therapeutic results utilizing radiolabeled MNPR-101, we aim to initiate a first-in-human imaging study with MNPR-101-Zr as early as the end of this year.

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

●

Expand our drug development pipeline through advancing current assets, in-licensing, and acquisition of oncology product candidates. We plan to continue the expansion of our drug development pipeline through acquiring or in-licensing additional oncology product candidates, particularly those that leverage existing scientific and clinical data that helps reduce the risks of the next steps in clinical development. To be executed, such expansion will require additional funds.

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

Recently Issued and Adopted Accounting Pronouncements

During the three months ended June 30, 2023, there were no relevant recently issued accounting pronouncements that would impact our financial position and our condensed consolidated statements of operations and comprehensive loss or cashflows.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. The expected volatility rates are estimated based on our actual historical volatility over the two-year period from our initial public offering on December 18, 2019, through December 31, 2021 for stock-based awards granted in 2022. The Company did not grant any stock awards during the three months ended June 30, 2023. For awards granted during the six months ended June 30, 2023, the expected volatility rates are estimated based on our actual historical volatility over the three-year period from our initial public offering on December 18, 2019, through December 31, 2022. The expected term for stock options granted during the three and six months ended June 30, 2023, and 2022, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(in thousands)	2023	2022	Variance	2023	2022	Variance
Research and development expenses	$1,595	$2,078	$(483)	$3,248	$3,756	$(508)
General and administrative expenses	733	685	48	1,605	1,464	141
Total operating expenses	2,328	2,763	(435)	4,853	5,220	(367)
Operating loss	(2,328)	(2,763)	435	(4,853)	(5,220)	367
Interest income	128	—	128	219	1	218
Net loss	$(2,200)	$(2,763)	$563	$(4,634)	$(5,219)	$585

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended June 30, 2023 were $1,595,000, compared to $2,078,000 for the three months ended June 30, 2022. This represents a decrease of $483,000 attributed to (1) a decrease of $606,000 in camsirubicin clinical trial expenses including patient dosing and manufacturing-related expenses, (2) a decrease of $68,000 in Validive clinical trial-related and clinical material manufacturing-related expenses, and (3) a decrease of $20,000 due to other R&D expenses. These decreases were offset by (1) a $99,000 increase in non-clinical studies related to MNPR-101 uPRIT activity, and (2) an increase of $112,000 in R&D personnel and consulting expenses.

R&D expenses for the six months ended June 30, 2023 were $3,248,000, compared to $3,756,000 for the six months ended June 30, 2022. This represents a decrease of $508,000 attributed to (1) a decrease of $766,000 in camsirubicin clinical trial expenses including patient dosing and manufacturing-related expenses, and (2) a net decrease of $29,000 in other R&D expenses. These decreases were offset by (1) an increase of $171,000 in Validive clinical trial-related and clinical material manufacturing-related expenses, and (2) a $116,000 increase in non-clinical studies related to MNPR-101 uPRIT activity.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended June 30, 2023 were $733,000, compared to $685,000 for the three months ended June 30, 2022. This represents an increase of $48,000 primarily attributed to an increase in G&A salaries and benefits.

G&A expenses for the six months ended June 30, 2023 were $1,605,000, compared to $1,464,000 for the six months ended June 30, 2022. This represents an increase of $141,000 primarily attributed to an increase in G&A salaries and benefits.

Interest Income

Interest income for the three months ended June 30, 2023, increased by $128,000 versus the three months ended June 30, 2022, due to interest earned on Investments and money market accounts that yield higher interest rates.

Interest income for the six months ended June 30, 2023, increased by $218,000 versus the six months ended June 30, 2022, due to interest earned on Investments and money market accounts that yield higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $56.4 million as of June 30, 2023. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin. We anticipate that the currently available funds as of July 28, 2023, will fund our planned operations at least through September 2024.

We invest our cash equivalents in two money market accounts and U.S. Treasury Bills.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	(Unaudited)
(in thousands)	2023	2022	Variance
Net cash used in operating activities	$(4,373)	$(3,778)	$(595)
Net cash provided by investing activities	1,970	—	1,970
Net cash provided by (used in) financing activities	1,446	(82)	1,528
Effect of exchange rates	(15)	20	(35)
Net decrease in cash and cash equivalents	$(972)	$(3,840)	$2,868

In December 2022, the Company began investing its idle cash due to the rising interest rates. During the six months ended June 30, 2023 and 2022, we had net cash outflows of $972,000 and $3,840,000, respectively, an outflow decrease of $2,868,000. During the six months ended June 30, 2023, versus the six months ended June 30, 2022, we had net cash provided by investing activities as certain investments matured (offset by the purchase of additional investments) and we had net cash provided by financing activities as funds were raised from sales of our common stock under an at-the-market sales program.

Cash Flow Used in Operating Activities

The increase of $595,000 in cash flow used in operating activities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily a result of changes in accounts payable, accrued expenses and other current liabilities.

Cash Flow Provided by Investing Activities

The cash flow provided by investing activities during the six months ended June 30, 2023 of approximately $1,970,000 was a result of our investment in U.S. Treasury Bills maturing during the six months ended June 30, 2023 offset by the purchase of additional U.S. Treasury Bills during the period. During the six months ended June 30, 2022, idle cash was invested in money market accounts and recorded as cash equivalents.

Cash Flow Provided by (Used in) Financing Activities

The increase in cash flow provided by (used in) financing activities during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, of $1,528,000 was primarily due to the proceeds from sales of our common stock under an at-the-market sales program during the six months ended June 30, 2023. We did not have any sales of our common stock during the six months ended June 30, 2022.

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

As a company, we have not completed development through marketing approvals of any therapeutic or imaging products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	advance the clinical development and execute the regulatory strategy for camsirubicin;

●	continue the preclinical activities and potentially enter clinical development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to image and treat cancer;

●	continue the preclinical activities, and potentially later-on enter clinical development, of MNPR-202 (and related analogs) for various cancer indications;

●	acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and clinical development and regulatory requirements of such drug product candidates;

●	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

●

develop or contract for manufacturing/quality capabilities or establish a reliable, high quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and supply the market for any product for which we obtain marketing approval; and

●

add or contract for required operational, financial, human resources and management information systems and capabilities and other specialized expert personnel to support our drug product candidate development and planned commercialization efforts.

We anticipate that the funds available as of July 28, 2023, will fund our obligations at least through September 2024. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the progress of clinical development and regulatory interactions and potential approvals of camsirubicin;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and international regulatory approvals;

●

the progress of preclinical and potential clinical development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics, to image and treat cancer, including activities through our collaboration with NorthStar;

●	the progress of preclinical and potential clinical development of MNPR-202 (and related analogs);

●	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

●

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

●	our need to implement additional required internal management, operational, record keeping, and other systems and infrastructure; and

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

●	support of the development of MNPR-101-derived radioimmunotherapeutics and companion diagnostics to image and treat cancer, including activities through our collaboration with NorthStar;

●	preclinical studies (and if successful, clinical studies) of MNPR-202 (and related analogs);

●

increased employee compensation and consultant fees to support the increased scope of activities required for the progress of our product candidate programs including camsirubicin, MNPR-101 RIT (uPRIT and related compounds) and companion diagnostics and MNPR-202 (and related analogs); and

●

increased sales, marketing, distribution, quality, medical, pharmacovigilance, regulatory and compliance employees and/or consultants to support any of our programs if approved for marketing in any major market.

Due to the termination of our Validive development, we do not anticipate significant additional expenditures for this program beyond the second quarter of 2023. We have initiated and commenced dosing in our Phase 1b camsirubicin clinical trial. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in the future if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months, substantial additional long-term funding is needed to further develop camsirubicin, our MNPR-101 RIT and companion diagnostic program and our MNPR-202 program, if successful, and otherwise generally to support our future product candidates through clinical trials, approval processes and, if applicable, commercialization.

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

The termination of our Validive clinical trial due to the no-go decision at the end of March 2023 resulted in a decrease in our stock price. If the closing bid price of our stock is below $1.00 for 30 consecutive trading days, we will receive a notice from Nasdaq stating that we are out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. Receipt of such notice could cause a further decrease in our stock price, and there can be no assurance that we would regain compliance within Nasdaq’s time limits and requirements. If our stock price does not increase in the next several months, it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrochloride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement includes clinical, regulatory, developmental and sales milestones and escalating royalties on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million, but as of July 28, 2023, we have not been required to pay Onxeo any other funds under the agreement.

On March 27, 2023, we announced the discontinuation of our Validive Phase 2b/3 VOICE trial based upon the DSMB determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in SOM prevention between Validive and placebo. We are planning to terminate the license and do not anticipate any future license or royalty obligations under the Onxeo license agreement.

Grupo Español de Investigación en Sarcomas (“GEIS”)

In June 2019, we executed a clinical collaboration with GEIS for the development of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”). Following completion of our Phase 1b clinical trial in the U.S. that we initiated in the third quarter of 2021 with the first patient dosed in October 2021, we continue to expect that GEIS will sponsor and lead a multi-country, randomized, open-label Phase 2 clinical trial to evaluate camsirubicin head-to-head against doxorubicin, the current first-line treatment for ASTS. We will provide study drug and supplemental financial support for the clinical trial. During the three months ended June 30, 2023 and June 30, 2022, no expenses were incurred under the GEIS agreement. We can terminate the agreement by providing GEIS with advance notice, and without affecting our rights and ownership to any related intellectual property or clinical data. In the second quarter of 2021, due to regulatory delays in Spain, we decided to conduct an open-label Phase 1b clinical trial of camsirubicin in the U.S., therefore no expenses were incurred related to the GEIS collaboration beyond March 31, 2021.

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of July 28, 2023, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The termination of our Validive clinical trial due to the no-go decision at the end of March 2023 resulted in a decrease in our stock price. If the closing bid price of our stock is below $1.00 for 30 consecutive trading days, we will receive a notice from Nasdaq stating that we are out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. Receipt of such notice could cause a further decrease in our stock price, and there can be no assurance that we would regain compliance within Nasdaq’s time limits and requirements. If our stock price does not increase in the next several months, it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

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

MONOPAR THERAPEUTICS INC.

Dated: August 10, 2023	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: August 10, 2023	By:	/s/ Kim R. Tsuchimoto
	Name:	Kim R. Tsuchimoto
	Title:	Chief Financial Officer and Director (Principal Financial Officer)