Form 10-K
period 2023-12-31
Monopar Therapeutics
filed 2024-03-28
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was $4,608,643 based on the closing price reported for such date on the Nasdaq Capital Market.

The number of shares outstanding with respect to each of the classes of our common stock, as of March 8, 2024, is set forth below:

Class	Number of shares outstanding
Common stock, par value $0.001 per share	17,454,925

The documents incorporated by reference are as follows: None.

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

our ability to raise sufficient funds within the next 12 months in order for us to support continued clinical development of MNPR-101 for radiopharmaceutical use in advanced cancers, and if supported by positive data from the ongoing Phase 1b dose escalation study, continue the clinical development of camsirubicin and preclinical development of MNPR-202 and related compounds; as well as our ability to further raise additional funds in the future to support any future product candidate programs through completion of clinical trials, and our current and future product candidate programs through the approval processes and, if applicable, commercialization;

●

our ability to regain compliance with the Nasdaq listing standards requiring our stock closing bid price to be at least $1.00 for at least 10 consecutive trading days (and potentially up to 20) by August 26, 2024, and, in the event it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the uncertain impact on our stock price, or if more time is needed, our ability to win an appeal to Nasdaq requesting additional time;

●	our ability to raise funds on acceptable terms;

●	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

●

risks and uncertainties associated with our or our development partners' research and development activities, including preclinical studies, clinical trials, regulatory submissions, and manufacturing and quality expenses;

●	known and unknown risks associated with developing new radiopharmaceutical therapeutics and imaging agents;

●	estimated timeframes for our clinical trials and regulatory reviews for approval to market products are uncertain;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharma or future drug candidates;

●

our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate into our drug candidates, as such supply may be impacted by the ongoing wars between Russia-Ukraine, Israel-Hamas and other uncertain economic and market effects;

●

the rate of market acceptance and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market any such products as compared to larger pharmaceutical firms;

Forward-Looking Statements (continued)

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

●

the impact of government laws and regulations including increased governmental control of healthcare and pharmaceuticals, resulting in direct price controls driving lower prices, other governmental regulations affecting cost requirements and structures for selling therapeutic or imaging products, and recent governmental legislation affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impact any resurgence of COVID-19 or another pandemic could have on our ability to advance our clinical programs and raise additional financing;

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

●

Funds raised to date are not sufficient to support clinical development of MNPR-101 for radiopharmaceutical use in advanced cancers beyond the planned Phase 1 clinical trial and, if supported by positive data from the ongoing Phase 1b dose escalation study, continue the clinical development of camsirubicin and preclinical development of MNPR-202 and related compounds. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing our product candidates, or enter into a clinical or commercial partnership, we will likely have to prioritize and/or terminate one or more programs. There can be no assurance that we will be able to secure such financing or find a suitable development partner on satisfactory terms.

●

The termination of our Validive clinical trial at the end of March 2023 resulted in a decrease in our stock price. The closing bid price of our stock fell below $1.00 for more than 30 consecutive trading days and on August 28, 2023, we received a notice from Nasdaq stating that we were out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. On February 27, 2024, we received a notice from Nasdaq granting us an additional 180-day period to regain compliance. If we do not regain compliance by August 26, 2024 or win an appeal to extend the deadline, we would face delisting or needing to do a reverse stock split and it may have serious adverse consequences on our stock price and our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations. If it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the impacts on our stock price are uncertain and could be adverse.

●

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from various U.S. and international governmental agencies and would be severely harmed if we are not granted approvals to manufacture and sell our product candidates.

●	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the marketing and sale of our products, which would adversely affect our financial condition.

●

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals will be delayed or prevented, which could materially delay our program schedules and adversely affect our financial condition.

●

If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities or at defined quality specifications, or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop and/or meet demand for our products as well as lose time to market and potential revenues.

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

●
Radiopharmaceutical technology is a relatively novel approach to cancer imaging and treatment, which may create significant and potentially unpredictable challenges for it, including the availability of radioisotopes, potential misconception about the safety of radiopharmaceuticals, and low market uptake due to its novelty. Perceptions of these challenges may make it more difficult to raise funding as we focus efforts on our radiopharmaceutical program.

Summary Risk Factors (continued)

●

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities, and Russian reduction in gas shipments to the EU and other allies, have increased fuel costs, reduced access to critical supplies and may cause shipping delays. Separately, the Israel-Hamas war has created additional uncertainties. The broader economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, delay the manufacture of our clinical materials, restrict the availability of radioisotopes, increase costs of other goods and services or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on our clinical programs and on our financial condition.

●

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could likely cause us to suffer significant increases in our operating and administrative expenses.

●

Unstable market and economic conditions, such as volatility in the markets due to concerns about bank stability and economic challenges due to inflation, may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

●

The effects of economic and political pressure to lower pharmaceutical prices are a major threat to the economic viability of new research-based pharmaceutical products, and any significant decrease in drug prices could materially and adversely affect the financial appeal of our  products and prospects for us to raise additional capital.

●

We face significant competition from other radiopharmaceutical, biotechnology and pharmaceutical companies, and from research-based academic medical institutions, in our targeted medical indications, and our operating results would be adversely affected if we fail to compete effectively. Many competitors in our industry have greater organizational capabilities, much higher available capital resources, and established marketing and sales resources and experience in the targeted markets. Competition and technological change may make our product candidates obsolete or non-competitive.

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

●

If we lose key management leadership, and/or the expertise and experience of our scientific personnel, and if we cannot recruit qualified employees or other highly qualified and experienced personnel for future requirements, we would be at risk to experience significant program delays and increased operational and compensation costs, and our business would be materially disrupted.

●

Any future or long-term impacts of COVID-19 or any other pandemic remain uncertain, and their scope and impact could have a substantial negative bearing on our business, financial condition, operating results, stock price and ability to raise additional funds.

PART I

Item 1. Business

You should read the following discussion in conjunction with our financial statements as of December 31, 2023, and the notes to such financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical stage biopharmaceutical company focused on developing innovative treatments for cancer patients. We are building a drug candidate pipeline through in-house development as well as the licensing and acquisition of therapeutics in late preclinical and in clinical development stages. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

We currently have several compounds in development: 1) MNPR-101-Zr, a clinical stage uPAR-targeted radiodiagnostic imaging agent; 2) MNPR-101-RIT, a late preclinical stage radiotherapeutic for advanced cancers; 3) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 1b clinical stage novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and 4) an early stage camsirubicin analog, MNPR-202, for various cancers.

Our Product Pipeline

Our Product Candidates

MNPR-101 for Radiopharmaceutical Use

Our MNPR-101 radiopharmaceutical program was developed by us for advanced cancers expressing urokinase plasminogen activator receptor ("uPAR"). This proprietary, novel first-in-class radiopharmaceutical program aims to identify and selectively kill the tumors expressing uPAR, which include a majority of triple-negative breast, colorectal, and pancreatic cancers. The program uses MNPR-101, our proprietary humanized monoclonal antibody targeting uPAR, as a means to accurately deliver radioisotope payloads to the tumors. We have demonstrated promising preclinical data to-date for our MNPR-101 radiopharmaceutical program. Positron emission tomography (“PET”) imaging data of preclinical human tumor xenograft mouse models for triple-negative breast, colorectal, and pancreatic tumors expressing uPAR display high, selective and durable uptake of MNPR-101 conjugated to the imaging radioisotope zirconium-89 ("MNPR-101-Zr"). Additionally, preclinical triple-negative breast and pancreatic cancer mouse model studies with MNPR-101 conjugated to therapeutic radioisotopes ("MNPR-101-RIT") have shown promising anti-tumor activity. Overall, the preclinical imaging and therapeutic efficacy study results demonstrate the potential utility of MNPR-101 as a precision targeting radiopharmaceutical agent for both imaging and therapy in multiple cancer indications. We are actively working towards enrolling our Phase 1 dosimetry clinical trial in Australia for MNPR-101-Zr in patients with advanced cancer.

MNPR-101 is designed to selectively bind to uPAR. uPAR is highly expressed in multiple types of tumors, including breast, pancreatic, and colorectal cancers but not on most normal cells. It is estimated that the tumors and/or tumor associated cells in 97% of breast, 89% of bladder, 87% of pancreatic and 85% of colorectal cancer patients express uPAR. Moreover, several Phase 1 PET imaging studies in advanced cancer patients show that uPAR can only be detected in the tumor and not in normal tissues, making it a potentially attractive target for cancer therapies, including radiopharmaceuticals.

In February 2024, we received Human Research Ethics Committee (HREC) clearance in Australia to commence our Phase 1 dosimetry trial for MNPR-101-Zr in patients with advanced cancers. The trial will utilize total body PET/CT ("positron emission tomography–computed tomography") imaging to assess tumor uptake, normal organ biodistribution, and safety. The study will be conducted at Melbourne Theranostic Innovation Centre ("MTIC")headed by Professor Rodney Hicks, MBBS(Hons), MD, FRACP, FICIS, FAAHMS, and will use one of the world's most sensitive clinical total-body PET/CT scanners, the Siemens Biograph Vision Quadra, to image the targeting ability of MNPR-101-Zr in cancer patients. If the tumor uptake, biodistribution, and safety look encouraging in this Phase 1 clinical trial, which is anticipated to enroll approximately 12 patients, we plan to evaluate the efficacy in humans of a therapeutic version of MNPR-101 radiolabeled with an isotope such as actinium-225 ("Ac-225" or "Ac").

Overview of Preclinical Development

In February 2024, we announced promising preclinical data for MNPR-101 radiopharmaceutical imaging and therapeutic agents demonstrating highly selective and durable uptake in uPAR expressing tumors and potent anti-tumor effects in human tumor xenograft mouse models. Maximizing the dose delivered to the tumor relative to normal tissue is of paramount importance in radiopharmaceutical therapy. Figure 1 below shows the before and after optimization of MNPR-101-Zr. MNPR-101-Zr is a zirconium-89 labeled version of MNPR-101 that is being developed as a radiopharmaceutical imaging agent for advanced solid tumors expressing uPAR. Monopar’s in-house radiopharmaceutical development team was able to significantly increase tumor uptake of MNPR-101-Zr while minimizing uptake in healthy tissue, as shown in this preclinical PET sequential imaging time-series. The high specificity and durable tumor uptake are evident in the After Optimization panel below.

Preclinical data to date demonstrate compelling and durable anti-tumor benefits with MNPR-101 conjugated to therapeutic radioisotopes. Figure 2 below shows preclinical efficacy data in triple negative breast cancer (left) and pancreatic cancer (right) human tumor xenograft mouse models utilizing two different therapeutic radioisotopes conjugated to MNPR-101; one of these radioisotopes has already been disclosed as being Ac-225. The results in both show near complete elimination of the tumor after a single injection of the radiopharmaceutical agent. These studies demonstrate the potential of a MNPR-101 based radiopharmaceutical to provide a very meaningful clinical benefit to cancer patients.

To visualize the biodistribution of a therapeutic radioisotope conjugated to MNPR-101, lutetium-177 ("Lu-177") was used. The results of a sequential SPECT ("single-photon emission computed tomography") imaging time-series utilizing MNPR-101 conjugated to Lu-177 ("MNPR-101-Lu") can be seen in Figure 3. High specificity and durable uptake of MNPR-101-Lu in the tumor relative to normal tissue is readily apparent, and help explain the near complete elimination of tumors observed after a single injection of therapeutic radioisotopes bound to MNPR-101.

Camsirubicin (5-imino-13-deoxydoxorubicin; formerly MNPR-201, GPX-150)

Camsirubicin is a novel analog of doxorubicin which has been designed to reduce the cardiotoxic side effects generated by doxorubicin while retaining effective anti-cancer activity. A previous Phase 2 clinical trial for camsirubicin dosed up to 265 mg/m2 per cycle was completed in patients with advanced (e.g., unresectable or metastatic) soft tissue sarcoma (“ASTS”). Average life expectancy for these patients is 12-15 months. In this previous study, 52.6% of patients evaluable for tumor progression demonstrated clinical benefit (partial response or stable disease), which was proportional to dose and consistently observed at higher cumulative doses of camsirubicin (>1000 mg/m2). Camsirubicin was very well tolerated in this study and underscored the ability to potentially administer camsirubicin without restriction of cumulative dose in patients with ASTS. Although doxorubicin has been the standard of care treatment for ASTS for over 40 years, doxorubicin is limited to a lifetime cumulative dose maximum of 450 mg/m2 due to the risk of causing irreversible cardiotoxicity. Even if a patient is responding to doxorubicin, therefore, their treatment is discontinued once this lifetime cumulative dose has been reached.

In contrast to doxorubicin, camsirubicin is selective for topoisomerase II-alpha. Doxorubicin is used to treat adult and pediatric solid and blood (hematologic) cancers, including soft tissue sarcomas, breast, gastric, ovarian and bladder cancers, leukemias and lymphomas. Despite clinical studies demonstrating the anti-cancer benefit of higher cumulative doses of doxorubicin, the clinical efficacy of doxorubicin has historically been limited by the risk of patients developing irreversible, potentially life-threatening cardiotoxicity. For example, several clinical studies completed in the 1990s demonstrated that concurrent doxorubicin (60 mg/m2, 8 cycles) and paclitaxel gave a 94% overall response rate in patients with metastatic breast cancer but led to 18% of these patients developing congestive heart failure. Reduction of doxorubicin to 4-6 cycles of treatment decreased the incidence of congestive heart failure, but also reduced response rates to 45-55%. In a clinical study looking at dose response, sarcoma patients on the high dose (75 mg/m2) doxorubicin had a response rate of 37% compared to just 18% in the low dose (45 mg/m2) doxorubicin group. With the cumulative dose restriction on doxorubicin, the median progression free survival for ASTS patients is approximately 6 months, with median overall survival of 12-15 months. There is a significant unmet opportunity to develop a replacement for doxorubicin that can be dosed higher and for longer to improve anti-tumor activity.

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

Camsirubicin Clinical Data

Two clinical studies of camsirubicin have been completed and one is currently ongoing.

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

Based on the previous clinical results, in September 2021, we commenced an open-label, Phase 1b dose escalation trial of camsirubicin plus growth factor support (pegfilgrastim/G-CSF) in the U.S. as first-line treatment for patients with ASTS. The aim is to administer camsirubicin without restricting cumulative dose, thereby potentially improving efficacy by keeping patients who are responding on treatment. These are patients who are not candidates for surgery or radiation treatment, and are largely made up of patients with metastatic disease. Doxorubicin is the current standard of care in the first-line setting for these patients. Although this Phase 1b is designed to determine the maximum tolerated dose of camsirubicin, given the historical dose-dependent anti-tumor response repeatedly demonstrated with doxorubicin, efficacy measurements are being tracked in these patients as the dose is increased. We are presently enrolling patients at the fifth dose level. The fifth dose level is over twice the highest dose reached in any prior camsirubicin clinical trial (650 mg/m2 versus 265 mg/m2).

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

License, Development and Collaboration Agreements

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to pay only upon clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones. The agreement does not require the payment of sales royalties. There can be no assurance that we will reach any milestones. As of March 8, 2024, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

Onxeo S.A.

In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrocholoride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. The agreement included clinical, regulatory, developmental and sales milestones and escalating royalties on net sales. In September 2017, we exercised the option to license Validive from Onxeo for $1 million. On March 27, 2023, we discontinued our Validive Phase 2b/3 VOICE trial based upon our Data Safety Monitoring Board’s determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. We have not incurred any license or royalty obligations and the license has been terminated effective January 2024.

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

MNPR-101

Our patent portfolio for our MNPR-101 antibody (huATN-658), as well as its epitope, consists of two issued U.S. composition of matter and their methods of use patents and corresponding (granted and pending) patents and patent applications in multiple foreign jurisdictions, including the European Union, Japan, and other Asian countries. These patents are owned by us. The patents covering the composition of matter of MNPR-101 will expire in 2025 and the patents covering the MNPR-101 epitope will expire in 2027. Being a novel biologic, it is eligible for 12 years of exclusivity in the U.S. under the Biologics Price Competition and Innovation Act (“BPCI Act”), and it will benefit from varying durations of similar exclusivity in numerous other countries. The Radio-Immuno-Therapeutic derivative of MNPR-101 ("uPRIT") patent, if granted expires in 2041.

Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date (the priority date) of a non-provisional patent application in the applicable country, not taking into consideration any potential patent term adjustment that may be filed in the future or any regulatory extensions that may be obtained. Some of our patents are currently near expiration and we may pursue patent term extensions for these where appropriate or to let patents lapse. See “Risk Factors – Risks Related to our Intellectual Property”.

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

Camsirubicin

Camsirubicin (GPX-150) is covered by manufacturing process patents. We have a patent for chemical synthesis technology that efficiently converts cardiotoxic “13-keto” anthracyclines such as doxorubicin, daunorubicin, epirubicin, and idarubicin into novel, patentable, and potentially less-cardiotoxic “5-imino-13-deoxy” analogs. A novel chemical composition of an intermediate for this synthesis is also patented. In addition, we have a patent covering the combination of camsirubicin with paclitaxel for the treatment of cancer, plus covering the method of use of these two drugs for this purpose. Our camsirubicin patent portfolio contains eight issued U.S. patents (two of which have expired) and one U.S. pending patent application. We have certain corresponding patents and applications in twenty-nine foreign jurisdictions, including the U.S., EU, Japan, and other Asian countries. The process patents for the synthesis of camsirubicin intermediates will expire in 2024 and the patents covering the combination use of camsirubicin and its analogs with taxanes will expire in 2026. The patent covering novel, potentially more potent analogs of camsirubicin expires in 2038. We may pursue patent term extensions where appropriate or let patents lapse. We have obtained patent protection around the intermediates and process used to manufacture camsirubicin and we expect to obtain Hatch-Waxman exclusivity (applicable to new chemical entities) for 5 years that will prevent generic competition. We have also obtained U.S. and EU orphan drug status in soft tissue sarcoma.

MNPR-202

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of MNPR-101 radiopharmaceutical program, camsirubicin, or MNPR-202, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third-party contract manufacturers for all our required raw materials, Active Pharmaceutical Ingredients (“API”), and finished drug products for our preclinical and clinical studies. We are having clinical batches of MNPR-101-Zr manufactured in preparation for treating patients in our Phase 1 radiopharma program in advanced cancers. Also, we have completed manufacturing of the clinical batches of drug product for camsirubicin which are being used in our ongoing Phase 1b dose-escalation camsirubicin clinical trial.

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

MNPR-101 Radiopharmaceutical Program Competition

Our MNPR-101 radiopharmaceutical program, including MNPR-101-Zr and MNPR-101 conjugated to therapeutic radioisotopes, is susceptible to all of the competitive factors listed in the first paragraph of this section on Oncology Market Competition. In addition to the current standard of care for patients with advanced cancers, we consider our most direct competitors to be companies that are developing targeted radiopharmaceuticals for the treatment of cancer. There are several companies that are developing radiopharmaceuticals for cancers including, but not limited to: Bayer AG, Bristol Myers Squibb, Eli Lilly and Company, Novartis AG, Actinium Pharmaceuticals, Inc., Johnson & Johnson, Telix Pharmaceuticals Limited, Lantheus Holdings, Inc. and Genentech, as well as several early-stage companies that are developing a wide range of targeted radiopharmaceuticals for advanced cancers. For the uPAR-targeted radiopharmaceuticals, CuraSight, a Danish biotech company, is currently developing a non-antibody-based uPAR radiodiagnostic and radiotherapeutic pair which binds to a different epitope on uPAR as compared to MNPR-101.

Camsirubicin Competition

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

MNPR-202 Competition

Our MNPR-202 program is in the early stages of development and as such is the most susceptible to all of the competitive factors listed in the first paragraph of this section on Oncology Market Competition.

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and in other countries such as Australia, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical product candidates that we develop must be approved by the U.S. Food and Drug Administration ("FDA") and the Therapeutics Goods Administration ("TGA") before they may be legally marketed in the U.S. and Australia, respectively. See “Risk Factors – Risks Related to Clinical Development and Regulatory Approval”.

Regulatory Framework in Australia

The Therapeutic Goods Administration, through the Therapeutic Goods Act 1989 and the Therapeutic Goods Regulations, is responsible for the efficacy, quality, safety and timely availability of drugs and medical devices in Australia. The mission statement of the TGA is “To ensure the safety, quality and efficacy of therapeutic goods available in Australia at a standard equal to that of comparable countries, and that premarket assessment of therapeutic goods is conducted within a reasonable time." The TGA administers two pathways for clinical trials, the Clinical Trials Notification ("CTN") and Clinical Trials Approval ("CTA") schemes. These provide an avenue through which 'unapproved' therapeutic goods may be lawfully supplied for use solely for experimental purposes in humans. The choice of which route to use (CTN or CTA) lies firstly with the Australian clinical trial sponsor and then with the Human Research Ethics Committee ("HREC") that approves the protocol.

Clinical trials of medicines and biologicals typically proceed through 'phases' of development, which generally follow: Phase 1 (human pharmacology), Phase 2 (therapeutic exploratory), and Phase 3 (therapeutic confirmatory). Phase 4 may be conducted for post-marketing surveillance or resolution of treatment uncertainties. Clinical development pathways are becoming less rigid with respect to phase and seamless adaptive trial designs and other cross-phase studies exist. Under the CTN and CTA schemes the use of therapeutic goods in the trial must be in accordance with the Guideline for Good Clinical Practice, the National Statement and the protocol approved by the HREC responsible for monitoring the conduct of the trial. The trial sponsor must also comply with the requirements of any other Commonwealth and/or state and territory legislation in relation to clinical trials and the supply of therapeutic goods.

         A company or organization wishing to supply a therapeutic good in Australia must apply for market authorization from the TGA. The TGA assesses the application, and if market authorization is granted, the therapeutic good is entered on the Australian Register of Therapeutic Goods ("ARTG"). The TGA uses three pathways to evaluate a prescription medicine: the standard pathway, the priority review pathway and the provisional approval pathway. The TGA is required by statute to complete its evaluation for approval of a medicine in the standard pathway within 255 working days. The priority review pathway has a target timeframe of 150 working days and allows for faster assessment of vital and life-saving prescription medicines. Sponsors of promising new prescription medicines (with only preliminary clinical data available) can seek fast-tracked registration through the provisional approval pathway. All pathways require evidence that medicines are made according to Good Manufacturing Practice ("GMP"). GMP describes principles and procedures to ensure therapeutic goods are of high quality. The TGA inspects Australian (and some overseas) manufacturers to ensure compliance with GMP standards.

            The evaluation and approval process of a new medicine in Australia generally follows:

●

Pre-submission: before submitting an application, potential sponsors should ensure that the proposed product meets the eligibility requirements for the assessed listed medicines pathway. Applicants can arrange a free optional pre-submission meeting with the TGA prior to submitting the application for a new assessed listed medicine;

●	Application submission: applications are created and lodged through TGA Business services;

●

Preliminary assessment: The TGA will conduct a preliminary assessment of the application to determine whether it meets the administrative requirements and basic technical eligibility requirements to proceed to evaluation;

●

Evaluation and requests for information: Once an application has passed preliminary assessment and the evaluation fee has been paid, the application enters the evaluation phase. During this phase, the TGA assesses the application, reviews any responses to requests for information, and documents the findings. The TGA may decide to seek advice from an expert advisory committee, such as the Advisory Committee for Complementary Medicines (ACCM);

●

The decision: When making the decision under section 26AE of the Therapeutics Goods Act (1989) on whether to list the medicine in the ARTG, the decision maker (the delegate of the Secretary of the Department of Health) will review all documentation associated with the application, including the dossier, evaluation reports, responses to requests for information, and advice from expert advisory committees;

●	Finalization: Sponsors need to provide a patent certificate under subsection 26B(1) of the act, or notification that this is not required before the medicine can be listed in the ARTG;

●

Conduct post-marketing requirements, if any: a drug may be selected for a post-market compliance review at any time. The TGA will check the assessed listed medicine's compliance against the regulatory requirements that are self-certified by the sponsor.

           Therapeutic goods generally need to be entered on the ARTG before they can be sold in Australia. However, there are a number of ways that patients can gain access to products that have not been approved for use in Australia:

●	The Special Access Scheme ("SAS") allows a health practitioner to access an unapproved therapeutic good for an individual patient on a case-by-case basis;

●

Medical professionals can apply to the TGA to become an ‘Authorised Prescriber’ of a specific unapproved good to specific patients with a particular medical condition. In some instances, doctors also need to have their application approved by a human research ethics committee or endorsed by a specialist college;

●	Depending on the level of risk involved, a sponsor of a clinical trial can make either a notification or application to the TGA to use an unapproved good in the trial;

●

Under the Personal Importation Scheme, individuals can legally import a three-month supply of some unapproved therapeutic goods for personal use, without TGA approval. A prescription from an Australian-registered medical practitioner is required for S4 and S8 medicines;

●

If a medicine included in the ARTG is in short supply, the Secretary (or delegate) can approve the import and supply of a substitute medicine that is not on the ARTG. In some instances, pharmacists are allowed to substitute medicines, including different strengths or forms of a product, without a prescribing doctor’s approval where a medicine is unavailable.

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

●

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current Good Manufacturing Practice standards (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

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

Other International Regulation

In addition to regulations in the U.S. and Australia, there are a variety of foreign regulations governing clinical studies and commercial sales and distribution of our future product candidates. Whether or not FDA or HREC approval is obtained for a product, approval of a product must be obtained by the comparable regulatory authorities of foreign countries before clinical studies or marketing of the product can commence in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA or HREC approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain regulatory authorities in select countries may require us to repeat previously conducted preclinical and/or clinical studies under specific criteria for approval in their respective country which may delay and/or greatly increase the cost of approval in certain markets targeted for approval by us.

Under E.U. regulatory systems, marketing applications for pharmaceutical products are typically submitted under a centralized procedure to the EMA. The centralized procedure provides for the granting of a single marketing authorization that is valid for all E.U. member states. The EMA also has designations for Orphan Drugs, which, if applicable, can provide for faster review, lower fees and more access to advice during drug development. While the marketing authorization in the European Union is centralized, the system for clinical studies (application, review and requirements) is handled by each individual country. Approval to run a clinical study in one country does not guarantee approval in any other country. The pharmaceutical industry in Canada is regulated by Health Canada. A New Drug Submission (“NDS”) is the equivalent of a U.S. NDA and must be filed to obtain approval to market a pharmaceutical product in Canada. Marketing regulations and reimbursement are subject to national and provincial laws. In Japan, applications for approval to manufacture and market new drugs must be approved by the Ministry of Health, Labor and Welfare. Nonclinical and clinical studies must meet the requirements of Japanese laws. Results from clinical studies conducted outside of Japan must be supplemented with at least a bridging clinical study conducted in Japanese patients.

In addition to regulations in Europe, Canada, Japan, Australia and the U.S., there are a variety of foreign regulations governing clinical studies, commercial distribution and reimbursement of future product candidates which we may be subject to as we pursue regulatory approval of the MNPR-101 radiopharmaceutical program, camsirubicin, or any future product candidates internationally.

Compliance with Environmental Laws

Since we do not have our own laboratory or manufacturing facilities, we do not estimate any annual costs of compliance with environmental laws.

Employees

Our operations are currently managed by five individuals (including our executive chairman and our Acting Chief Medical Officer), of whom two have a PhD, two have an MD, two have an MBA, one has an MSc in health economics and policy, one has an MS from Stanford University, and one is a former CPA. They have worked at industry leading companies such as BioMarin Pharmaceutical Inc., Raptor Pharmaceuticals, and Onyx Pharmaceuticals. As of March 8, 2024, we had ten employees; nine of whom were full-time. We anticipate hiring additional employees in clinical operations, regulatory affairs and other departments, to help manage our clinical studies, regulatory submissions, and manufacturing to support the MNPR-101 program and camsirubicin development, business development and corporate strategy. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing, quality assurance, and regulatory affairs.

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

Trademark Notice

All trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. We have omitted the ® and ™ designations, as applicable, for the trademarks used herein.

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

We commenced operations in December 2014 and have an operating history of approximately nine years. Therefore, there is limited historical financial or operational information upon which to evaluate our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early clinical stages of operations. Many, if not most, companies in our industry at our stage of development never become profitable and are acquired, merge, sell major product assets or go out of business before successfully developing any product that generates revenue from commercial sales and enables profitability.

From inception in December 2014 through December 31, 2023, we have incurred losses of approximately $60.2 million, which includes $13.5 million of non-cash in-process research and development, which was incurred in connection with our 2017 acquisition of camsirubicin. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates and will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including at-the-market sales programs, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin and related assets.

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

We will need to raise substantial additional funding or find one or more suitable pharmaceutical partners to continue to advance our clinical programs and support our preclinical activities.

In order to be commercially viable, we must successfully research, develop, test, obtain regulatory approval for, manufacture, introduce, market and distribute some or all MNPR-101-Zr, MNPR-101 RIT, camsirubicin, and MNPR-202, and, if applicable, any other product candidates we may develop. The estimated required capital and time-frames necessary to achieve these developmental milestones as described in this Annual Report on Form 10-K or as we may state from time to time are subject to inherent risks, which are beyond our control. Clinical development of MNPR-101-Zr, MNPR-101 RIT, camsirubicin and MNPR-202 will require significant funds. Proceeds to-date from the sales of our common stock we believe could be sufficient for us to complete our planned Phase 1 dosimetry trial of MNPR-101-Zr, continued development of MNPR-101-RIT and the ongoing open-label Phase 1b camsirubicin clinical trial, but will not be sufficient for us to support additional clinical development of MNPR-101 for radiopharmaceutical use in advanced cancers and camsirubicin clinical development beyond Phase 1b. To complete the MNPR-101 radiopharmaceutical and camsirubicin clinical programs we will need to raise additional funding in the tens of millions of dollars. Therefore, we will need to raise significant additional funds or find a suitable pharmaceutical partner within the next 12 months to support our current and any future product candidates through completion of clinical trials, approval processes and, if applicable, commercialization. If we are able to raise financing, it may be on terms that are unfavorable to us and if we are unable to raise sufficient funds or find a suitable pharmaceutical partner, we may have to discontinue or delay clinical development of our current or future product candidates.

The Russia-Ukraine war and/or the Israel-Hamas war will likely have continuing global effects on fuel costs and shipping and broader impacts on economic, trade and financial market conditions, which could delay the shipping of supplies for our clinical material manufacturing, potentially resulting in increased manufacturing expenses, delays to our clinical programs and adverse effects on our financing activities and financial condition.

The Russia-Ukraine war and the Israel-Hamas war are volatile situations, resulting in financial services and banking instability in the respective regions. The U.S. and other countries’ sanctions against Russia and Russian entities, together with existing inflationary conditions and supply chain challenges arising in the wake of the Israel-Hamas war, are affecting fuel costs and shipping, resulting in higher costs and delays for various types of supplies. These cost increases and delays may affect our clinical material manufacturing which will likely have an adverse effect on our financial condition. In addition, at this stage, we are unable to predict whether the wars and resulting instability will have broader adverse impacts to European, U.S. or global economic, trade and financial market conditions, which could adversely affect our operations and financial condition in a variety of ways. In particular, financial market instability or volatility may make it more difficult to raise required financing.

If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

While we believe adequate cash is currently available to operate at least through June 30, 2025, developing a new drug and conducting clinical trials and the regulatory review processes for one or more disease indications involves substantial costs. We have projected cash requirements for the near term based on a variety of assumptions, but some or all of such assumptions are likely to be incorrect and/or incomplete, possibly materially in an adverse direction. Our actual cash needs may deviate materially from those projections, changes in market conditions or other factors may increase our cash requirements, or we may not be successful even in raising the amount of cash we currently project will be required for the near term. We will need to raise additional capital in the future; the amount of additional capital needed will vary as a result of a number of factors, including without limitation the following:

●	receiving less funding than we require;

●	higher than expected costs to manufacture and ship our active pharmaceutical ingredient, radioisotopes, and our product candidates;

●	higher than expected costs for preclinical testing;

●	the cost and availability of radioisotopes such as Ac-225 or Zr-89, or any other medical isotope we may incorporate into our product candidates;

●	an increase in the number, size, duration, and/or complexity of our clinical trials;

●

slower than expected progress in developing our MNPR-101 radiopharmaceutical program, camsirubicin, and MNPR-202 or other product candidates, including without limitation, additional costs caused by program delays;

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

In addition, any additional financing might not be available, and even if available, may not be available on terms acceptable to us or our then-existing investors. We will seek to raise funds through public or private equity offerings, including at-the-market sales programs, debt financings, corporate collaboration or licensing arrangements, mergers, acquisitions, sales of intellectual property, or other financing vehicles or arrangements. To the extent that we raise additional capital by issuing equity securities or other securities, our then-existing investors will experience dilution. If we raise funds through debt financings or bank loans, we may become subject to restrictive covenants, our assets may be pledged as collateral for the debt, and the interests of our then-existing investors would be subordinated to the debt holders or banks. In addition, our use of and ability to exploit assets pledged as collateral for debt or loans may be restricted or forfeited. To the extent that we raise additional funds through collaboration or licensing arrangements, we may be required to relinquish significant rights (including without limitation intellectual property rights) to our technologies or product candidates, or grant licenses on terms that are not favorable to us. If we are not able to raise needed funding under acceptable terms or at all, then we will have to reduce expenses, including the possible options of curtailing operations, abandoning opportunities, licensing or selling off assets, reducing costs to a point where clinical development or other progress is impaired, or ceasing operations entirely.

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could likely cause us to suffer significant increases in our operating and administrative expenses.

In the wake of the COVID-19 pandemic, the Russia-Ukraine war, the Israel-Hamas war and other geopolitical factors, economic conditions have become strained, with inflation and supply chain challenges impacting businesses worldwide. These conditions affect fuel costs and shipping, resulting in higher costs and delays for various types of supplies. These cost increases and delays may affect our clinical material manufacturing which will likely have an adverse effect on our financial condition. In addition, the effects of responses to inflationary conditions, such as significantly increased interest rates, on the economy and market conditions are difficult to predict. If U.S. or global economic, trade and financial market conditions continue to be challenged or volatile, or we do not effectively manage our response to these conditions, our operations and financial condition could be adversely affected in a variety of ways.

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Recently, COVID-19, the Russia-Ukraine war and the Israel-Hamas war have created volatility and uncertainty. Recent instability in the banking industry has added to the volatility and uncertainty. Our financing strategy will be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make a debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial performance, and could require us to cease or delay our operations.

Our operations and financial results could be adversely impacted by resurgences of COVID-19 or any future pandemics, which may negatively impact our ability to manufacture our product candidates for our clinical trials, our ability to accrue and conduct our clinical trials, and may delay regulatory agency responses. Any such impact will negatively impact our financial condition and could require us to delay our clinical development programs.

If there is a resurgence of COVID-19 or any future pandemics arise, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	Delays in receiving approval from the FDA, the TGA in Australia and other foreign regulatory authorities to initiate our planned clinical trials;

●	Delays or difficulties in enrolling and monitoring patients in our clinical trials;

●	Delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	Delays in trial drug shipments due to vaccine shipments tying up available pharmaceutical product shipping lanes and increasing their cost;

●

Diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●

Risk that participants enrolled in our clinical trials will acquire diseases while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

●

Interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

●	Interruption or delays in the operations of the FDA, the TGA, and other foreign regulatory agencies, which may impact approval timelines;

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

●	Refusal of the FDA, the TGA, and other foreign regulatory authorities to accept data from clinical trials in affected geographies; and

●	Impacts from prolonged remote work arrangements, such as increased cybersecurity risks.

The extent to which the long-term effects of COVID-19 or any future pandemics further impact our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which remain highly uncertain and cannot be predicted with confidence.

Risks Related to Clinical Development and Regulatory Approval

Radiopharmaceuticals are a relatively novel approach to cancer imaging and treatment, which may create significant and potentially unpredictable challenges for it.

Our future success depends on the successful development of our product candidates, including MNPR-101 for radiopharmaceutical use and any future radiopharmaceutical agent(s) that we may develop in-house, in-license or acquire, which are designed to image, identify or treat cancers by targeted delivery of radioisotopes to tumors. While radiation as a therapy for cancers has existed for decades, oncology treatment using systemic delivery of targeted radiopharmaceuticals in general is relatively new. Only a few therapies utilizing systemic delivery of radioisotopes have been approved globally, and only a limited number of clinical trials of products based on radioisotope therapies have been conducted. There are currently no approved therapies which use Ac-225, which we are exploring with MNPR-101. Global supply of Ac-225 is also currently limited and may not be capable of expanding sufficiently to provide the amounts required at commercial scale. As such, it is difficult to accurately predict the developmental challenges that the Company may incur for its product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials, and, if approved, commercialization. In addition, there may be long-term effects from radiopharmaceutical treatment, including late radiation toxicity, with any of the Company's current or future product radiopharmaceutical candidates that it cannot predict at this time. It is difficult for us to predict the time and cost of the development of our product candidates. Any of these factors may prevent the Company from completing our preclinical and clinical trials that we may initiate, or from commercializing any product candidates we may develop on a timely or profitable basis, if at all. In addition, the success of the Company's current and future radiopharmaceutical programs will depend on several factors, including the following:

●	sourcing clinical and, if approved for commercialization, commercial supplies for the materials, such as radioisotopes, used to manufacture our product candidates;

●	sourcing or establishing manufacturing capabilities to produce adequate amounts of our product candidates;

●	securing reliable supply chain for our product candidates given that isotope half-life times are limited;

●	utilizing imaging agents to visualize tumor uptake in advance of administering our therapeutic candidates, which may increase the risk of adverse side effects;

●	facilitating patient access to the limited number of facilities able to administer our product candidates;

●	using medicines to manage adverse side effects of our drug candidates that may not adequately control the side effects or that may have detrimental impacts on the efficacy of the treatment; and

●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of the Company's novel radiopharmaceutical imaging and therapeutics.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources, and approvals are inherently uncertain. If any of our radiopharmaceutical program product candidates are approved, their commercial success will depend upon competitive products, public perception of radioisotopes and the degree of their market acceptance by physicians, patients, healthcare payors and others in the medical community.

Adverse events in clinical trials of our product candidates or in clinical trials of others developing radiopharmaceuticals or similar agents and the resulting negative publicity, as well as any other adverse events in the field of radiopharmaceuticals that may occur in the future, could result in a decrease in demand for our product candidates. Also, future success of our drug candidates, if approved will depend on gaining and maintaining acceptance by physicians, patients, third-party payors and other members of the medical community as their being efficacious and cost-effective alternatives to competing products and treatments.

              Due to the radioactive nature of MNPR-101-Zr and MNPR-101 therapeutic agents, as well as our future radiopharmaceutical candidates, once manufactured, our drug candidates will have time-limited stability, and as a result, we may encounter difficulties with fulfilment and logistics. If we or our manufacturers are unable to meet the challenges posed by the time-limitations inherent in the composition of our MNPR-101 radiopharmaceutical program or any of our future drug candidates, it would adversely affect our business, financial condition, results of operations and prospects.

We expect our other radiopharmaceutical drug candidates to also have time-limited stability. As such, our drug candidates, including MNPR-101 radiopharmaceutical program, must be manufactured on an as-needed basis, and shipped almost immediately thereafter. Because our drug candidates, including our MNPR-101 radiopharmaceutical program, cannot be “stockpiled” and stored for even a small number of days ahead of shipment, we or any third-party manufacturer must be able to manufacture our drug candidates on a rolling basis, and any kind of delays, even if seemingly insignificant, could result in an immediate and substantial impact on our ability to deliver the drug candidate to patients. Any significant delays in delivering drug candidates to patients could damage our reputation and result in deviations from our clinical trial protocols, which in turn could affect our ability to advance the preclinical and clinical development of our MNPR-101 radiopharmaceutical program or our other current and future radiopharmaceutical candidates on a timely basis, or at all. We do not currently maintain a manufacturing facility, and therefore we currently rely on third-party manufacturers for the production of our MNPR-101 radiopharmaceutical program in connection with our ongoing studies. We cannot be sure that such manufacturers will be able to meet our demand for our radiopharmaceutical programs on a timely basis.

In addition, once manufactured, our MNPR-101 radiopharmaceutical program and future radiopharmaceutical drug candidates in the clinic must be quickly and safely transported to the applicable clinical trial site. As we scale our operations and enroll larger clinical trials, and prepare for potential commercialization, we will need to scale our shipping capabilities. Labor disputes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, and other events beyond our control could interrupt or delay transportation, which could result in the damage to our MNPR-101 radiopharmaceutical program or any current or future drug candidate with similar shelf-life restrictions.

If we or our manufacturers are unable to meet the challenges posed by the time-limitations inherent in the composition of our MNPR-101 radiopharmaceutical program or any of our current or future drug candidates, it would adversely affect our business, financial condition, results of operations and prospects.

Perceptions of these challenges and risks in the market may adversely impact our stock price and our ability to successfully raise funding as we focus our preclinical and clinical efforts on our radiopharmaceutical program.

We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving approvals from various U.S., Australian, and international governmental agencies and will be severely harmed if we are not granted approval to manufacture and sell our product candidates.

In order for us to commercialize any treatment for cancer or any other disease indication, we must obtain regulatory approvals of such treatment for that indication. Satisfying regulatory requirements is an expensive process that takes many years and involves compliance with requirements covering research and development, testing, manufacturing, quality control, labeling and promotion of drugs for human use. To obtain necessary regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular indication. There can be no assurance that our products will prove to be safe and effective, that our clinical trials will demonstrate the necessary safety and effectiveness of our product candidates, or that we will succeed in obtaining regulatory approval for any treatment we develop even if such safety and effectiveness are demonstrated.

Any delays or difficulties we encounter in our clinical trials may delay or preclude regulatory approval from the FDA, or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of our products. Examples of delays or difficulties that we may encounter in our clinical trials include, without limitation. the following:

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

Outside the U.S., our ability to market a product is contingent upon receiving clearances from appropriate non-U.S. regulatory authorities, including the HREC in Australia. Non-U.S. regulatory approval typically includes all of the risks associated with FDA clearance discussed above as well as geopolitical uncertainties and the additional uncertainties and potential prejudices faced by U.S. pharmaceutical companies conducting business abroad. In certain cases, governmental pricing restrictions and practices can make achieving even limited profitability very difficult.

Even if we complete the clinical trials we discussed with the FDA or TGA, there is no guarantee that at the time of submission the FDA or TGA will accept our new drug application (“NDA”) or biologics license application ("BLA") based on the trials discussed.

Any future decision by the FDA and TGA will be driven largely by the data generated from our currently ongoing or any future planned trials. However, the FDA and other regulatory organizations, including the TGA, will learn from their total experience in the review of multiple drugs in multiple indications and they will apply that knowledge of broad and diverse experience even if less than a perfect match with our product. If the FDA or TGA require additional clinical trials it will increase our costs, delay our potential path to commercialization and could materially affect our financial condition.

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

Additionally, while our team has experience at prior companies with regulatory filings, as a company, we have limited experience with regulatory filings with agencies such as the FDA, TGA, or EMA. Any delay in our regulatory filings for our product candidates, and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including, without limitation, the FDA’s issuance of a “refuse to file” letter or a request for additional information, could materially affect our financial condition.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to maintain orphan drug exclusivity for that drug. For example, in certain geographies, orphan drug designation may be removed if the prevalence of an indication increases beyond the patient number limit required to maintain designation. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product in the same indication for that time period. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity at the specified quality of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared to our product.

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

In addition, we may experience enrollment delays related to increased or unforeseen regulatory, legal and logistical requirements and COVID-19-related or other future pandemic-related as well as issues related to currently ongoing or any future geopolitical risks at certain clinical trial sites. These delays could be caused by reviews by regulatory authorities and contractual discussions with individual clinical trial sites. Any delays in enrolling and/or dosing patients in our current clinical trials could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or in termination of the clinical trials altogether.

Patient enrollment may be affected if our competitors have ongoing clinical trials with products for the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials instead enroll in our competitors’ clinical trials. Patient enrollment may also be affected by other factors, including:

●	delays in U.S., Australian or other foreign regulatory approvals to start the clinical trial;

●	coordination with any clinical research organizations to enroll and administer the clinical trials;

●	coordination and recruitment of collaborators and investigators at individual sites;

●	size of the patient population and the effectiveness of the process for identifying patients;

●	design of the clinical trial protocol;

●	eligibility and exclusion criteria;

●	perceived therapeutic risks and benefits of the product candidates being studied;

●	availability of competing commercially available therapies and other competing products’ clinical trials;

●	time of year in which the trials are initiated or conducted;

●	severity and prognosis of the diseases under investigation;

●	ability to obtain and maintain subject consents;

●	ability to enroll and treat patients in a timely manner;

●	risk that enrolled subjects will drop out before completion of the trials;

●	proximity and availability of clinical trial sites for prospective patients;

●	ability to monitor subjects adequately during and after treatment;

●	logistical challenges posed by the time-limited shelf-life of our current or future drug candidates;

●	patient referral practices of physicians; and

●	potential long-term effects of COVID-19, any resurgences thereof or any future pandemics.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will utilize third parties to manufacture our MNPR-101 radiopharma program and camsirubicin. We currently have manufacturing arrangements for MNPR-101-Zr and camsirubicin for clinical use. We have not yet secured manufacturing agreements for MNPR-101-RIT or MNPR-202 for clinical use.

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

Before we can begin to commercially manufacture camsirubicin, MNPR-101-Zr, MNPR-101 RIT, MNPR-202 or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practices requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA or TGA approval. Failure to pass a pre-approval inspection will likely significantly delay or prevent FDA, TGA or other international regulatory agencies' approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

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

              Our understanding of the number of patients who have advanced cancers that express uPAR and are eligible for MNPR-101-Zr and MNPR-101-RIT as well as patients who have advanced soft tissue sarcoma ("ASTS") is based upon estimates and various scientific publications from governments or academic institutions. These estimates or reports may prove to be incorrect, and new studies may demonstrate or suggest a lower estimated incidence or prevalence of patients who might be eligible or amenable to MNPR-101-Zr, MNPR-101-RIT, and camsirubicin. Also, eligible or amenable patients may become increasingly difficult to identify and access due to many different factors, such as increasing competition in the radiopharmaceutical space. Moreover, the targetable population for our MNPR-101 radiopharmaceutical program and camsirubicin may further be reduced if our estimates or addressable populations are erroneous or sub-populations of patients within the addressable populations do not benefit from our MNPR-101 radiopharmaceutical program or camsirubicin.

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

We rely on certain rights to MNPR-101 that we have secured through a non-exclusive license agreement with XOMA. XOMA, as licensor, has the ability to terminate the license if we breach our obligations under the license agreement and do not remedy any such breach within a set time after receiving written notice of such breach from XOMA. A termination of the license agreement might force us to cease developing and/or selling MNPR-101-Zr or MNPR-101 RIT, if either gets to market.

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

We rely on a limited number of contracted manufacturing plants. If we need to enlist new contract manufacturers, it will delay our MNPR-101 radiopharmaceutical program and our camsirubicin program and may increase the costs of our clinical trials.

Our contracted camsirubicin active pharmaceutical ingredient manufacturing plant as well as our contracted raw materials manufacturing plant are in countries in Asia and Europe, either of which may be affected by imposed tariffs and regional geopolitical factors outside of their control, including the Russia-Ukraine war and Israel-Hamas war, which may affect the supply of camsirubicin active pharmaceutical ingredient and raw materials. If we need to enlist new contract manufacturers, it will delay our camsirubicin clinical program and may increase our cost for our Phase 1b and future camsirubicin clinical trials.

Our contracted MNPR-101-Zr manufacturing plant as well as our raw material supplier are currently located in the U.S., but the Russia-Ukraine war and Israel-Hamas war may adversely affect the sourcing of radioisotopes and timely supply of MNPR-101-Zr to clinical sites. If we need to enlist new contract manufacturers, it will delay our MNPR-101-Zr clinical program and may increase our cost for the currently ongoing or future clinical trials.

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

Although we rely on third parties to conduct our non-clinical studies and clinical trials, we remain responsible for ensuring that each of our non-clinical studies and clinical trials is conducted in accordance with its investigational plan and protocol. Moreover, the FDA, TGA, EMA and other foreign regulatory authorities require us to comply with regulations and standards, including some regulations commonly referred to as good clinical practices (“GCPs”), for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial subjects are adequately informed of the potential risks of participating in clinical trials.

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

Our commercial success will depend in part on obtaining patent protection for any products and other technologies we might develop, and successfully defending any patents we obtain against third-party challenges. See “Business – License, Development and Collaboration Agreements”. The assignment and transfer of the camsirubicin (formerly GPX-150) patent portfolio from TacticGem, LLC (“TacticGem”) to us has been completed. We filed and have been granted in the U.S. and various countries around the world patents for antibodies that target uPAR for our MNPR-101 program. We have also been granted in the U.S. and various countries around the world patents to a specific sequence of amino acids on uPAR, to which our MNPR-101 antibody binds. We are currently prosecuting this patent in other countries around the world to further protect MNPR-101. We also have jointly applied for patents with our collaborator, NorthStar, for MNPR-101-Zr and MNPR-101-RIT conjugates. The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in obtaining and defending patents. See “Business - Intellectual Property Portfolio and Exclusivity”. These risks and uncertainties include without limitation the following:

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

If we permit our patents to lapse or expire, we will not be protected and will have less of a competitive advantage. The value of our products may be greatly reduced if this occurs. Our patents expire at different times and are subject to the laws of multiple countries. Some of our patents are currently near expiration and we may pursue patent term extensions for these where appropriate or permit them to lapse. See “Business - Intellectual Property Portfolio and Exclusivity”.

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

Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our current or any future product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain and enforce adequate intellectual property protection for our products and technology.

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

Risks Related to Our Business Operations and Industry

We have a limited operating history.

To date, we have engaged exclusively in acquiring pharmaceutical product candidates, licensing rights to product candidates, entering into collaboration agreements with respect to key services or technologies for our drug product development, and conducted clinical trials, but have not yet received any governmental approvals, brought any product to market, manufactured products in commercial quantities or sold any pharmaceutical products. As a company we have limited experience in negotiating, establishing, and maintaining strategic relationships, conducting clinical trials, and managing the regulatory approval process, all of which will be necessary if we are to be successful. Our lack of experience in these critical areas makes it difficult for a prospective investor to evaluate our abilities and increases the risk that we will fail to successfully execute our strategies.

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

As a public company, and particularly after we are no longer an emerging growth company after 2024, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

For as long as we continue to be an emerging growth company, we intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). If we do take advantage of these exemptions, the information that we provide stockholders will be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We anticipate this will be December 31, 2024. Even after we no longer qualify as an emerging growth company, we may remain a “smaller reporting company” and “non-accelerated filer” and rely on certain reduced disclosure obligations and/or exemptions available to such companies.

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

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe we have significant competitive advantages with our expertise in small molecules and biologics, and rare disease clinical development, along with a strong intellectual property portfolio, we currently face and will continue to face competition for our drug development programs from companies that are developing doxorubicin analogs/replacements, or are targeting uPAR. The competition is likely to come from multiple sources, including larger pharmaceutical companies, biotechnology companies and academia. Accordingly, our competitors may have more resources and be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. For any products that we may ultimately commercialize, not only will we compete with any existing therapies and those therapies currently in development, we will have to compete with new therapies that may become available in the future.

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

Our business and operations are vulnerable to computer system failures, cyber-attacks or deficiencies in our cybersecurity, which could increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

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

In Australia, they have enacted robust data protection regulations to safeguard personal information of its citizens. These laws include the Federal Privacy Act of 1988 and Privacy Legislation Amendment Act of 2022. These laws also specifically address data protection measures such data residency requirements, requirements for handling personal health records and data subject rights that detail specific rights Australian citizens have on the collection and use of their personal data.

In addition, California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and certain amendments went into effect in 2023. Other states have adopted similar laws. The CCPA, and other state privacy laws, may impact our business activities and exemplify the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. If any of these developments continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, or increase regulatory burdens and operating costs, it could adversely impact our business. We cannot predict what effect further changes to the ACA would have on our business.

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

In recent years, there has been significant political conflict around budgeting and governmental funding of operations in the U.S. Government. Shutdowns or threats to government shutdowns are recurring events. In the past, these events have, limited the FDA to activities necessary to address imminent threats to human life and to activities funded by carry-over user fees. Future government shutdowns or other activities which limit the financial resources available to the FDA (and in particular to the Center for Drug Evaluation and Research) will delay the processing of new product drug development submissions, reviews, and approvals and other required regulatory actions. Such delays will adversely impact our business and financial condition.

Effective collaboration with the FDA for the approval of drug candidates is a highly demanding process which can result in increased time and expense to gain approvals.

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

Our non-employee directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 5,100,000 shares of our common stock may be issued as stock options or restricted stock units under the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, and stock options for the purchase of up to 2,119,001 shares of our common stock have already been granted (1,553,867 stock options are exercisable) and are outstanding along with 410,136 restricted stock units that have been granted to non-employee directors and employees as of March 8, 2024. The issuance of such equity upon vesting of restricted stock units and/or the exercise of such options, and the grant of new equity awards, will dilute both our existing and our new investors. As of March 8, 2024, 189,346 stock options have been exercised.

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

Our business and affairs are managed by or under the direction of our Board. Our stockholders are entitled to vote only on actions that require a stockholder vote under federal or state law. Stockholder approval requires the consent and approval of holders of a majority or more of our outstanding stock. Shares of stock do not have cumulative voting rights and therefore, holders of a majority of the shares of our outstanding stock will be able to elect all Board members. TacticGem, LLC (“TacticGem”) owns 7,166,667 shares of common stock (41.06%). The limited liability company agreement requires TacticGem to pass through votes (including the vote for the election of directors) to its members in proportion to their membership percentages in TacticGem (57.367% owned by Tactic Pharma and 42.633% owned by Gem). As a result, Tactic Pharma, our initial investor, holds an approximately 24.51% beneficial interest in us and together with Gem’s beneficial ownership of approximately 17.50%, the two entities control a significant portion of our stock and will have substantial influence in the election of all Board members and control of our affairs. In addition, our Chief Executive Officer and director, as well as one of our other directors, are associated with Tactic Pharma.

The interim analysis for our Validive Phase 2b/3 clinical program yielded a no-go decision resulting in a reduction of our stock price. If our stock price does not increase before the Nasdaq extended deadline for regaining compliance or if we do not win an appeal for additional time, our business could be adversely impacted.

The termination of our Validive clinical trial due to the no-go decision at the end of March 2023 resulted in a decrease in our stock price. The closing bid price of our stock fell below $1.00 for more than 30 consecutive trading days and on August 28, 2023 we received a notice from Nasdaq stating that we are out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. On February 27, 2024, we were granted a second 180-day period to regain compliance by August 26, 2024. However, there can be no assurance that we will regain compliance. If it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the impacts on our stock price are uncertain and could be adverse. If we do not regain compliance, we would face delisting and it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations.

Our failure to meet the other continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our common stock.

If we fail to satisfy other continued listing requirements of The Nasdaq Capital Market, such as, but not limited to, the corporate governance requirements, the Nasdaq Stock Market (“Nasdaq”) may take steps to de-list our common stock. Such a de-listing or the announcement of such de-listing will have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with the Nasdaq listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with the Nasdaq listing requirements.

The stock price of our common stock may be volatile or may decline regardless of our operating performance.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that appear to be unrelated to the operating performance of particular companies. Our common stock has only been trading on the Nasdaq Capital Market since December 19, 2019, and has experienced significant volatility in market prices through March 8, 2024, ranging from a low of $0.274 to a high of $48.00. From time to time, whether in response to news releases or for uncertain reasons, our stock price has also experienced significant intraday volatility and volume changes. Our small public float and relatively low and inconsistent trading volumes exacerbate volatility.

The market price of our common stock is likely to remain highly volatile and may fluctuate substantially due to many factors, including:

●

announcements concerning the progress and success of our clinical trials, our ability to obtain regulatory approval for and commercialize our product candidates, including any requests we receive from the FDA or TGA for additional studies or data that result in delays in obtaining regulatory approval or launching our product candidates, if approved;

●	unstable market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	the failure of our product candidates, if approved, to achieve anticipated commercial success; in the time projected by securities analysts and others;

●

announcements of disruptions in supply and manufacturing of radioisotopes or raw materials required to manufacture radioisotopes, and any events that may disrupt the timely supply of radiopharmaceuticals to clinical sites;

●	announcements of the clinical success, NDA approval or introduction of new products by us or our direct competitors;

●	announcements of developments concerning product development results or intellectual property rights of others;

●	litigation or public concern about the safety and/or efficacy of our potential or approved products;

●	actual fluctuations in our quarterly or annual operating results, and concerns by investors that such fluctuations may occur in the future and are indicative of internal problems;

●	deviations in our operating results from the estimates of securities analysts or other analyst comments;

●	additions or departures of key personnel;

●	healthcare reform legislation, including measures directed at controlling the pricing of pharmaceutical products, and third-party coverage and reimbursement policies;

●	announcements or publicity concerning current or future strategic collaborations;

●	discussion of our Company, our stock price or our potential future market value by the financial and scientific press and online investor communities; and

●	market responses to the fluctuating conditions of COVID-19 or any future pandemics or to the Russia-Ukraine war or Israel-Hamas war.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our non-employee directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 17,454,925 outstanding shares of our common stock as of March 8, 2024. A substantial portion of our outstanding shares of common stock are currently held by non-employee directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act).

Our largest stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We have also registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares are able to be sold freely in the public market upon issuance, subject to existing internal practices which prohibit sales under certain circumstances and volume limitations for affiliates. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

Item 1C. Cybersecurity

Like many companies, we face significant and persistent cybersecurity risks.  The small size of our organization and limited resources could exacerbate these risks. However, we are committed to maintaining governance and oversight of these risks and to implementing standard operating procedures (“SOPs”) and training to help us assess, identify, monitor and respond to these risks.  Some examples of procedures implemented include an internal inventory of software and database exposures, a risk analysis of database vendors, review of vendor back-up, security and privacy measures. In addition, we are in the process of drafting an internal cybersecurity policy which will be the basis for SOPs and training. Our internal server includes a firewall and is scanned for malware several times a day and the data is backed up in the Cloud for ease of restoration as needed. Employees are trained to avoid phishing emails and our internal controls system is designed to mitigate the risk of payments of fraudulent invoices. While we have not, as of the date of this Form 10-K, experienced cybersecurity threats, including as a result of a prior incident, that resulted in, or that we believe is reasonably likely to result in, a material adverse impact to our business strategy, results of operations or financial condition, there can be no guarantee that we will not experience a material incident in the future. Such incidents, whether successful or not, could impair our access to critical information including confidential operational and patient records and have the potential to be costly to effect remedies.  See "Risk Factors" for more information on our cybersecurity risks.

We aim to incorporate industry best practices for companies of our size and financial strength throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and training programs to assess, identify, and manage material cybersecurity risks. Our Board of Directors has ultimate oversight of cybersecurity risk and has established a Cybersecurity committee headed by our Chief Financial Officer.  As a small organization with limited resources, we do not have a dedicated cybersecurity organization or employee personnel with specific cybersecurity expertise.  Our Chief Financial Officer was chosen to head our Cybersecurity committee due to more generalized management experience with financial and operating systems and oversight of third-party providers.  Our Management team and our Board of Directors regularly review our cybersecurity program which generally occurs at least annually, or more frequently as determined to be necessary or advisable.

Item 2. Properties

While we are currently on a month-to-month lease for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois for our corporate offices, we may enter into a longer-term lease in the next twelve months.

Item 3. Legal Proceedings

We are currently not, and to date have never been, a party to any adverse material legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed under the symbol “MNPR” on the Nasdaq Capital Market.

Holders

As of March 8, 2024, there were 17,454,925 shares of our common stock outstanding held by 30 holders of record and approximately 3,200 beneficial stockholders.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Registration Rights

We are subject to an agreement with TacticGem, LLC (“TacticGem”), our largest stockholder, which obligates us to file a Form S-3 or other appropriate form of registration statement covering the resale of any of our common stock by TacticGem, or its members Gem Pharmaceuticals, LLC, or Tactic Pharma, LLC, upon direction by TacticGem. Through the date hereof, TacticGem has not required us to file such a resale registration statement, although there can be no assurance we will not be required to do so in the future.

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

Financial Status

Our cash, cash equivalents and investments as of December 31, 2023, were $7.3 million. As discussed further below and elsewhere in this Annual Report, we expect that our current funds will be sufficient at least through June 30, 2025 for us to: (1) conduct and conclude our first-in-human clinical trial with our MNPR-101-Zr radiopharmaceutical program; (2) continue our ongoing open-label Phase 1b camsirubicin clinical trial; and (3) continue to research MNPR-202. We will require additional funding to further advance our clinical and preclinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source over the past three years was sales of shares of our common stock under at-the-market sales programs through Capital on Demand™ Sales Agreements with JonesTrading Institutional Services LLC (“Jones Trading”). For the year ended December 31, 2023, we sold 1,793,441 shares of our common stock at an average gross price per share of $1.21 for net proceeds of $2,072,503 after fees, commissions and expenses of $98,230.

From January 1 to March 8, 2024, we sold 2,545,305 shares of our common stock at an average gross price per share of $1.29 for net proceeds of $3,194,310, after fees and commissions of $81,932.

MNPR-101 for Radiopharmaceutical Use, Development Update

Our proprietary, novel MNPR-101 radiopharmaceutical program is a first-in-class urokinase plasminogen activator receptor ("uPAR") targeting radiopharmaceutical for advanced tumors. The Company's radiopharmaceutical development team has conjugated MNPR-101, its proprietary first-in-class humanized monoclonal antibody that is highly selective against uPAR, to imaging and therapeutic radioisotopes, to develop highly precise imaging and therapeutic radiopharmaceutical agents that have the potential to image and eradicate tumors expressing uPAR while sparing healthy tissues. In February 2024, the Company announced promising preclinical data and regulatory clearance in Australia to commence a first-in-human Phase 1 clinical trial of MNPR-101-Zr for imaging tumors in patients with advanced cancers. Monopar is moving aggressively towards opening enrollment to patients in this Phase 1.

Camsirubicin Clinical Update

The Phase 1b open-label, dose-escalating clinical trial of camsirubicin in patients with advanced soft tissue sarcoma (“ASTS”) is currently ongoing and enrolling in the fifth dose-level cohort (650 mg/m2), which is nearly 2.5x the highest dose evaluated in any prior camsirubicin clinical trial (265 mg/m2).

MNPR-202 and Related Analogs Updates

MNPR-202, an analog of camsirubicin designed to potentially treat doxorubicin- and camsirubicin-resistant cancers, is being tested in preclinical models by our collaborator, the Cancer Science Institute of Singapore at the National University of Singapore.

Discontinuation of Validive Development

On March 27, 2023, we announced that based on Validive not meeting the pre-specified efficacy threshold in our interim clinical trial data analysis, we terminated the study, discontinued the development of Validive and subsequently terminated the license with Onxeo, SA.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Five key elements of our strategy to achieve this goal are to:

●

Continue the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising preclinical results utilizing radiolabeled MNPR-101, we have been cleared to conduct a Phase 1 dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers in Australia.

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

●

Expand our drug development pipeline through in-licensing and acquisition of product candidates. We plan to continue the expansion of our drug development pipeline through acquiring or in-licensing additional product candidates, particularly those that leverage existing scientific and clinical data that helps reduce the risks of the next steps in clinical development.

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

We expect to take advantage of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the year (a) following the fifth anniversary of the completion of our initial public offering which is December 2024, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.  We expect to no longer qualify as an emerging growth company at the end of 2024.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report on Form 10-K, and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be reduced and/or less detailed than what you might find from other public reporting companies.

In addition, we are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled back disclosure requirements available to smaller reporting companies such as avoiding the extensive narrative disclosure required of other reporting companies, particularly in the description of executive compensation. Our status as a smaller reporting company will not be impacted by the loss of emerging growth company status at the end of 2024, so we may continue to take advantage of these scaled disclosure requirements so long as we qualify.  In addition, the loss of emerging growth status will not impact our “non-accelerated filer” status, which also provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting.

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

Recently Issued and Adopted Accounting Pronouncements

During the year ended December 31, 2023, there were two recently issued accounting pronouncements that are described in more detail in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. For options granted in 2023, the expected volatility rates are estimated based on our actual historical volatility over the three-year period from our initial public offering on December 18, 2019, through December 31, 2022. The expected term for stock options granted during the years ended December 31, 2023 and 2022, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Years Ended December 31, 2023, and December 31, 2022

The following table summarizes the results of our operations for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
(in thousands)	2023	2022	Variance
Research and development expenses	$5,600	$7,592	$(1,992)
General and administrative expenses	3,231	2,945	286
Total operating expenses	8,831	10,537	(1,706)
Operating loss	(8,831)	(10,537)	1,706
Interest income	429	21	408
Net loss	$(8,402)	$(10,516)	$2,114

Research and Development (“R&D”) Expenses

R&D expenses for the year ended December 31, 2023 were $5,600,000, compared to $7,592,000 for the year ended December 31, 2022. This represents a decrease of $1,992,000 primarily attributed to (1) a $1,375,000 decrease for Validive clinical trial and manufacturing costs as a result of the termination of that program in March 2023, (2) a $904,000 decrease for a reduction in camsirubicin clinical trial and manufacturing costs, (3) a $126,000 decrease in R&D salaries, partially offset by (1) a $408,000 increase related to MNPR-101 radiopharma activity and  (2) a $5,000 net increase in other R&D expenses.

General and Administrative ("G&A") Expenses

G&A expenses for the year ended December 31, 2023, were $3,231,000, compared to $2,945,000 for the year ended December 31, 2022. This represents an increase of $286,000 primarily attributed to a $220,000 increase in G&A personnel salaries, bonuses, benefits and stock-based compensation for annual (non-cash) equity grants, and a $66,000 net increase in other G&A expenses.

Interest Income

Interest income for the year ended December 31, 2023, increased by $408,000 versus the year ended December 31, 2022. The increase is due to interest earned on treasury bills and money market accounts that yielded higher interest rates in 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $60.2 million as of December 31, 2023. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including at-the-market sales programs, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to the acquisition of camsirubicin. We anticipate that the currently available funds as of March 8, 2024, will fund our planned operations at least through June 30, 2025.

We invest our cash equivalents in two money market accounts and U.S. Treasury Bills.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023, and 2022.

	Year Ended December 31,
(in thousands)	2023	2022	Variance
Net cash used in operating activities	$(7,858)	$(7,228)	$(630)
Net cash provided by (used in) investing activities	4,928	(4,919)	9,847
Net cash provided by financing activities	2,027	33	1,994
Effect of exchange rates	(17)	(4)	(13)
Net decrease in cash and cash equivalents	$(920)	$(12,118)	$11,198

During the years ended December 31, 2023 and 2022, we had net cash outflows of $920,000 and $12,118,000, respectively, a decrease of $11,198,000. During 2022, we began investing our idle cash due to the rising interest rates, resulting in a significant increase in cash used in investing activities. During 2023, we had net cash provided by investing activities as some of our investments made in 2022 matured and were used in operating activities, as well as higher net cash provided by financing activities due to more funds raised from sales of our common stock under an at-the-market sales program compared to 2022.

Cash Flow Used in Operating Activities

The cash flow used in operating activities during the year ended December 31, 2023, compared to the year ended December 31, 2022 was essentially flat.

Cash Flow Used in Investing Activities

The increase to cash flow provided by investing activities during the year ended December 31, 2023, compared to cash used in investing activities during the year ended December 31, 2022, of $9,847,000 was related to the fact that our investment in U.S. Treasury Bills commenced in December 2022 with maturities reinvested or used as working capital throughout 2023.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the year ended December 31, 2023, compared to the year ended December 31, 2022, of $1,994,000 was primarily due to higher net proceeds from sales of our common stock through an at-the-market sales program.

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

As a company, we have not completed development through marketing approvals of any therapeutic products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	continue the clinical and preclinical activities of MNPR-101-Zr and MNPR-101-RIT to image and treat cancer;

●	advance the clinical development for camsirubicin;

●	continue the preclinical activities, and potentially later-on enter clinical development, of MNPR-202 (and related analogs) for various cancer indications;

●	acquire and/or license additional pipeline drug product candidates and pursue the future preclinical and/or clinical development of such drug product candidates;

●	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

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

We anticipate that the funds available as of March 8, 2024, will fund our obligations at least through June 30, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the progress of clinical development and regulatory interactions and approvals of our MNPR-101 radiopharma program;

●	the progress of clinical development and regulatory interactions and approvals of camsirubicin;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA, TGA and other international regulatory approvals;

●	the progress of preclinical and potentially clinical development of MNPR-202 (and related analogs);

●	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs associated with manufacturing/quality requirements, establishing a reliable supply chain, and establishing or contracting for sales, marketing and distribution capabilities;

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

●	our need to implement additional required internal management, operational, record keeping and other systems and infrastructure; and

●

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of receipt of or payment to or from others of any license, milestone or royalty payments under these arrangements.

Expenditures are expected to increase in 2024 and onward for:

●	development of our MNPR-101 radiopharma program to image and treat various advanced cancers;

●	Development of our camsirubicin program if data support development beyond Phase 1b;

●	development of potential new in-licensed product candidates;

●	employee compensation and consulting fees to support the increased scope of activities required for the progress of our product candidate programs including MNPR-101 for radiopharmaceutical use, camsirubicin, and MNPR-202 (and related analogs)

We are working towards initiating enrollment for our MNPR-101-Zr Phase 1 dosimetry clinical trial. If the tumor uptake, biodistribution, and safety look encouraging in this Phase 1 dosimetry trial, we may proceed to evaluate the efficacy in humans of a therapeutically radio-labeled version of MNPR-101 bound to an isotope such as Ac-225, which will require additional funding or finding a suitable pharmaceutical partner. There can be no assurance that any such events will occur. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses; however, our spending could be significantly accelerated in 2024 and onward if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Additional long-term funding is needed to generally to support our current and future product candidates through clinical trials, approval processes and, if applicable, commercialization.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, we expect to finance our future cash needs primarily through a combination of equity offerings, including at-the-market sales programs, debt financings, strategic collaborations and grant funding. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our current stockholders’ rights. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with other parties, we likely will have to share or relinquish valuable rights to our technologies, future revenue streams, research programs or drug product candidates or grant licenses on terms that may not be favorable to us, which will reduce our future returns and affect our future operating flexibility. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our pipeline product development or commercialization efforts or grant rights to others to develop and market drug product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of March 8, 2024, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

Onxeo S.A.

       In June 2016, we executed an agreement with Onxeo S.A., a French public company, which gave us the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrocholoride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. In September 2017, we exercised the option to license Validive from Onxeo for $1 million. In March 2023, we discontinued our Validive Phase 2b/3 VOICE trial based upon ours Data Safety Monitoring Board’s determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. We have not incurred any license or royalty obligations and the license has been terminated effective January 2024.

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

Office Lease

We are currently leasing office space on a month-to-month basis for our executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,238 per month.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have provided certifications filed as Exhibits 31.1, 31.2 and 32.1. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by those certifications.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

(b) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rules 13a15(e) and 15d15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control over Financial Reporting

We have concluded that the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The names, positions and ages of our directors as of March 28, 2024, are as follows:

Name	Age	Positions	Director Since
Christopher M. Starr, PhD	71	Executive Chairman, Director, Member of the Plan Administrator Committee	December 2014
Chandler D. Robinson, MD MBA MSc	40	Chief Executive Officer, Director	December 2014
Raymond W. Anderson, MBA	82	Director, Chair of the Audit Committee, Chair of the Compensation Committee and Member of the Corporate Governance and Nominating Committee, Member of the Plan Administrator Committee	April 2017
Michael J. Brown, MSc	67	Director, Member of the Audit Committee, Member of the Compensation Committee, Member of the Corporate Governance and Nominating Committee, Member of the Plan Administrator Committee	December 2014
Arthur J. Klausner, MBA	63	Director, Chair of the Corporate Governance and Nominating Committee, Member of the Audit Committee, Member of the Compensation Committee	August 2017
Kim R. Tsuchimoto	61	Chief Financial Officer, Director	March 2023

Background of Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors are as follows:

Christopher M. Starr, PhD - Executive Chairman and Board Member

Dr. Starr is a co-founder and has been our Executive Chairman and a Board Member of ours and our predecessor, Monopar Therapeutics, LLC, since its inception in December 2014. Dr. Starr was the co-founder and served as the chief executive officer (“CEO”) at Raptor Pharmaceuticals (“Raptor”) (Nasdaq: RPTP), from its inception in 2006 through December 2014 and continued to serve Raptor as a member of its board of directors until Raptor was sold to Horizon Pharma plc in October 2016. The principal business of Raptor was the development and commercialization of treatments for rare diseases. Dr. Starr was also a co-founder of BioMarin Pharmaceutical (“BioMarin”) (Nasdaq: BMRN) in 1997 where he last served as Vice President of Research and Development until 2006. BioMarin is a fully-integrated multinational biopharmaceutical company. Dr. Starr earned a B.S. from Syracuse University and a Ph.D. in Biochemistry and Molecular Biology from the State University of New York Health Science Center, in Syracuse, New York. Dr. Starr also currently serves on the boards of privately held Glycomine Inc. and Thiogenesis Therapeutics Corp., a Canadian public start-up biotech company.

Dr. Starr’s board qualifications include over 25 years of executive experience in funding and operating public and private biopharmaceutical companies. We believe Dr. Starr’s experience qualifies him to serve as the executive chairman of our Board.

Chandler D. Robinson, MD MBA MSc - Chief Executive Officer and Board Member

Dr. Robinson is a co-founder and has been our CEO and a Board Member of ours and our predecessor, Monopar Therapeutics, LLC, since its inception in December 2014. Since 2010, Dr. Robinson has been, and continues to be, a manager of Tactic Pharma, which he co-founded and led as CEO until it became a holding company in April 2014. Tactic Pharma acquired and developed preclinical and clinical stage biopharmaceutical compounds. From 2003 to 2006, Dr. Robinson conducted research at Northwestern University on a drug candidate currently being developed to treat Wilson’s disease, which was acquired by Tactic Pharma in 2010 and sold in 2014. Among his previous experiences, Dr. Robinson in 2008 worked at Onyx Pharmaceuticals, an oncology biopharmaceutical company, in their Nexavar marketing division, from 2008 to 2009 as a co-manager of a healthcare clinic in San Jose CA, from 2004 to present as Founder and President of an undergraduate research focused non-profit now in its 20th year, and from 2006 to 2007 as part of a quantitative internal hedge-fund style team at Bear Stearns investment bank. He also previously co-founded and was on the board of Wilson Therapeutics (acquired by Alexion Pharmaceuticals Inc., now a part of AstraZeneca), a biopharmaceutical company, and is currently on the board of Northwestern University’s Chemistry of Life Processes Institute. Dr. Robinson graduated summa cum laude from Northwestern University, earned a master’s degree in International Health Policy and Health Economics from the London School of Economics on a Fulbright Scholarship, an MBA from Cambridge University on a Gates Scholarship through Bill Gates’ Trust, and an MD from Stanford University.

Dr. Robinson’s extensive leadership and management experience along with his medical and business degrees, his entrepreneurial and strategic vision and knowledge of Monopar’s product candidates and operations led to the conclusion that he should serve as a member of our Board.

Michael J. Brown, MSc – Board Member

Mr. Brown has been a Board Member of ours and our predecessor, Monopar Therapeutics, LLC since its inception in December 2014. Since 1994, Mr. Brown has served as Chairman, and since 1996 as CEO, of Euronet Worldwide Inc. (“Euronet”) (Nasdaq: EEFT) which offers payment and transaction processing and distribution solutions to financial institutions, retailers, service providers and individual consumers. Mr. Brown has been President of Euronet since December 2014. Mr. Brown has also served on the boards of Euronet’s predecessor companies. He has an M.S. in molecular and cellular biology.

Mr. Brown’s extensive leadership and management experience, including strategic planning, business development, and financing strategies led to the conclusion that he should serve as a member of our Board.

Raymond W. Anderson, MBA, MS – Board Member

Mr. Anderson has been a Board Member of ours since April 2017. Mr. Anderson served as a board member, chair of the audit committee and member of the compensation committee at Raptor, a biopharmaceutical company, from its founding in 2006 to its acquisition in 2016. Mr. Anderson worked at Dow Pharmaceutical Sciences, Inc., a dermatological prescription drug formulation company, from July 2003 until he retired in June 2010. He most recently served as Dow’s Managing Director from January 2009 to June 2010, and previously served as Dow’s Chief Financial Officer and Vice President, Finance and Administration. Prior to joining Dow in 2003, Mr. Anderson was Chief Financial Officer for Transurgical, Inc., a private ultrasound surgical system company. Prior to that, Mr. Anderson served as Chief Operating Officer and Chief Financial Officer at BioMarin, a biopharmaceutical company, from June 1998 to January 2002. Mr. Anderson holds an M.B.A. from Harvard University, an M.S. in administration from George Washington University and a B.S. in engineering from the U.S. Military Academy.

Mr. Anderson’s background and experience as a finance executive in the biopharmaceutical industry and his qualification as an “audit committee financial expert” under SEC and Nasdaq rules led to the conclusion that he should serve as a member of our Board.

Arthur J. Klausner, MBA – Board Member

Mr. Klausner has been a Board Member of ours since August 2017. He has been a consultant to the biopharmaceutical industry since 2009 and currently serves as Executive Chairman of the oncology drug development company Concarlo Therapeutics, Inc. From 2018 to 2022, Mr. Klausner served as President, CEO, and a director of the nephrology drug development company Goldilocks Therapeutics, Inc. He served as CEO of Gem Pharmaceuticals, LLC (“Gem”) from September 2012 until Gem’s drug development assets were acquired by us in 2017. In addition to his role at Gem, Mr. Klausner served as CEO of the ophthalmology therapeutics company Jade Therapeutics Inc. from 2012 until 2015. Previously, Mr. Klausner spent a total of 18 years at the life science venture capital firms Domain Associates and Pappas Ventures (now Pappas Capital). Mr. Klausner currently serves on venture capital investment review boards for the New York University (“NYU”) Innovation Venture Fund and NYU Langone Health. He received his M.B.A. from the Stanford University Graduate School of Business and his B.A. in biology from Princeton University.

Mr. Klausner’s extensive leadership and management experience in the biopharmaceutical industry led to the conclusion that he should serve as a member of our Board.

Kim R. Tsuchimoto – Chief Financial Officer and Board Member

Ms. Tsuchimoto has been our Chief Financial Officer since June 2015 and has been a Board Member of ours since March 2023. Ms. Tsuchimoto spent over nine years at Raptor, a biopharmaceutical company, as its Chief Financial Officer from Raptor’s inception in May 2006 until September 2012, as Raptor’s Vice President of International Finance, Tax & Treasury from September 2012 to February 2015, and lastly as Raptor’s Vice President, Financial Planning & Analysis and Internal Controls from February to May 2015. Prior to Raptor, Ms. Tsuchimoto spent eight years at BioMarin, a biopharmaceutical company, and its predecessor, Glyko, Inc., where she held the positions of Vice President-Treasurer, Vice President-Controller and Controller. Ms. Tsuchimoto received a B.S. in Business Administration from San Francisco State University. She holds an inactive California Certified Public Accountant license. Ms. Tsuchimoto also currently serves on the board of Thiogenesis Therapeutics Corp., a Canadian public start-up biotech company.

Ms. Tsuchimoto’s over 25 years of experience in the biopharma industry including her strong financial management, corporate governance and financial strategy experience led to the conclusion that she should serve as a member of our Board.

Executive Officers

Our current executive officers, their respective ages as of the date of March 28, 2024 and positions are set forth in the following table. Biographical information regarding each executive officer (other than Dr. Robinson and Ms. Tsuchimoto) is set forth following the table. Biographical information for Dr. Robinson and Ms. Tsuchimoto is set forth above under Directors.

Name	Age	Positions
Chandler D. Robinson, MD MBA MSc	40	Chief Executive Officer, Director
Kim R. Tsuchimoto	61	Chief Financial Officer, Secretary, Treasurer, Director
Andrew J. Cittadine	52	Chief Operating Officer
Patrice Rioux, MD, Ph.D.	73	Acting Chief Medical Officer

Andrew J. Cittadine – Chief Operating Officer

Mr. Cittadine has been our Chief Operating Officer since June 2021. Mr. Cittadine is an experienced healthcare executive and serial entrepreneur with a successful track record of identifying, founding, and building healthcare businesses from concept to commercialization to acquisition by Fortune Global 1000 firms. From 2020 to 2021, Mr. Cittadine was the principal of Alatri Group, a consulting company, advising Monopar along with other life sciences companies. From 2011 to 2020, Mr. Cittadine was the Chief Executive Officer of Diagnostic Photonics, Inc., a VC-backed developer and manufacturer of advanced imaging systems for oncology surgery and diagnostics. Prior to that he was the co-founder and Chief Executive Officer of American BioOptics, a developer of advanced oncology diagnostic test and screening systems for GI cancers, which was acquired by Olympus Medical. Prior to that, Mr. Cittadine was interim Chief Executive Officer of Sonarmed Inc., an angel and venture-backed critical care company developing neonatal respiratory monitoring systems which was acquired by Medtronic and was a co-founder and Vice President of Marketing at Sensant Corp., a Silicon Valley, angel-backed oncology imaging startup developing 3D ultrasound imaging systems, which was acquired by Siemens Medical. Mr. Cittadine received his BA, BS, and MS from Stanford and an MBA from Northwestern’s Kellogg School of Management.

Patrice Rioux, MD, Ph.D. – Acting Chief Medical Officer

Dr. Rioux has been our Acting Chief Medical Officer since December 2016. He is the co-founder, Director and Chief Executive Officer of Thiogenesis Therapeutics Corp. Dr. Rioux has been performing development, medical/regulatory, and clinical consulting services through his consulting company, pRx Consulting, LLC from June 2004 to the present. Dr. Rioux received his medical education at Faculté de Médecine Pitié-Salpetriere, Université Paris VI, Paris, France, his Ph.D. in Mathematical Statistics at Faculté des Sciences, Université Paris VII, France and his Degree of Pharmacology (pharmacokinetics and clinical pharmacology) at Faculté de Médecine Pitié-Salpetriere.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It also applies to all of our employees and our non-employee directors. Our Code of Business Conduct and Ethics is available on our website at www.monopartx.com and will be provided to any person without charge upon request.

Audit Committee

Our Audit Committee consists of Mr. Anderson, Mr. Klausner and Mr. Brown, who are independent members as defined by Nasdaq rules applicable to audit committees and the SEC under Rule 10A-3 under the Exchange Act. Mr. Anderson serves as chair of the Audit Committee and is an "audit committee financial expert" as defined by Nasdaq and the SEC.

Item 11. Executive and Director Compensation

Summary Executive Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2023 and 2022 for our named executive officers, which include our Chief Executive Officer and the two highest compensated executive officers whose compensation exceeded $100,000 during our last fiscal year.

Name and Positions	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)(2)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan ($) (3)	All Other Compensation	Total ($)
Chandler D. Robinson, MD	2023	580,000	-	534,078	534,077	130,500	-	1,778,655
Chief Executive Officer and Director	2022	550,000	-	446,662	446,662	158,125	-	1,601,448

Kim R. Tsuchimoto	2023	300,000	-	247,219	247,221	54,000	-	848,441
Chief Financial Officer, Secretary, Treasurer and Director	2022	285,000	-	172,290	172,289	65,550	-	695,128

Andrew Cittadine	2023	360,000	-	247,219	247,221	56,700	-	911,141
Chief Operating Officer	2022	325,000	-	182,000	179,920	65,406	-	752,326

(1)         The amounts in these columns represent the aggregate grant date fair value of restricted stock units and stock options awarded, respectively, during the applicable year to the named executive officers, computed in accordance with FASB ASC Topic 718. The fair value of restricted stock units reflected in the Stock Awards column is based upon the closing price on the date of grant. The fair value of stock options in the Option Awards column is estimated on the date of grant using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)          In 2023, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted stock options to purchase up to 221,839, 102,688 and 102,688 shares of our common stock, respectively, at an exercise price of $3.16 per share, as discussed below in the section “Outstanding Equity Awards at Fiscal Year End”. Based upon the Black-Scholes valuation model for stock option compensation expense, the value of Dr. Robinson’s, Ms. Tsuchimoto’s and Mr. Cittadine’s stock options was $534,077, $247,221 and $247,221, respectively. The stock options vested 6/48ths on June 30, 2023, and 1/48th per month thereafter.

In 2023, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted 169,012, 78,234 and 78,234 restricted stock units which vested 6/48ths on June 30, 2023, and 3/48ths per quarter thereafter. Based upon the closing price on the date of grant, the value of Dr. Robinson’s, Ms. Tsuchimoto’s and Mr. Cittadine’s restricted stock units was $534,078, $247,219, and $247,219, respectively.

In 2022, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted stock options to purchase up to 211,018, 81,395 and 85,000 shares of our common stock, respectively, at an exercise price of $2.80 per share, as discussed below in the section “Outstanding Equity Awards at Fiscal Year End”. Based upon the Black-Scholes valuation model for stock option compensation expense, the value of Dr. Robinson’s, Ms. Tsuchimoto’s and Mr. Cittadine’s stock options was $446,662, $172,289 and $179,920, respectively. The stock options vested 6/48ths on June 30, 2022, and 1/48th per month thereafter.

In 2022, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted 159,522, 61,532 and 65,000 restricted stock units which vested 6/48ths on June 30, 2022, and 3/48ths per quarter thereafter. Based upon the closing price on the date of grant, the value of Dr. Robinson’s, Ms. Tsuchimoto’s and Mr. Cittadine’s restricted stock units was $446,662, $172,290, and $182,000, respectively.

(3)         In 2023 and 2022, Non-equity Incentive Plan represents payments based on partial fulfillment of pre-set 2023 and 2022 corporate goals, respectively.

Chief Executive Officer Compensation

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

Under his 2017 employment agreement, Dr. Robinson received a specified base salary, which may be adjusted from time to time in accordance with normal business practice and in our sole discretion. In addition, Dr. Robinson is eligible for an annual non-equity incentive plan performance bonus, of up to 50% of his base salary, based on achieving pre-set, written goals as recommended by management and reviewed by our Compensation Committee and our Executive Chair and approved by our Board. In February 2023, the Board awarded Dr. Robinson a bonus of $158,125 related to the partial achievement of pre-set 2022 non-equity incentive plan goals and approved a new base salary for Dr. Robinson of $580,000. In February 2024, the Board awarded Dr. Robinson a bonus of $130,500 related to the partial achievement of pre-set 2023 non-equity incentive plan goals.

Chief Financial Officer Compensation

On November 1, 2017, we entered into an employment agreement with Ms. Tsuchimoto for her role as our Chief Financial Officer. Ms. Tsuchimoto’s employment agreement is for an indefinite term (for at-will employment). The agreement was amended on March 1, 2018. Under her employment agreement, Ms. Tsuchimoto received a specified base salary, which may be adjusted from time to time in accordance with normal business practice and in our sole discretion. In addition, Ms. Tsuchimoto is eligible for an annual non-equity incentive plan performance bonus, of up to 40% of her base salary, based on achieving pre-set, written goals as recommended by management and reviewed by our Compensation Committee and our Executive Chair and approved by our Board. In February 2023, the Board awarded Ms. Tsuchimoto a bonus of $65,550 related to the partial achievement of pre-set 2022 non-equity incentive plan goals and approved a new base salary for Ms. Tsuchimoto of $300,000. In February 2024, the Board awarded Ms. Tsuchimoto a bonus of $54,000 related to the partial achievement of pre-set 2023 non-equity incentive plan goals.

Chief Operating Officer Compensation

On June 1, 2021, we entered into an employment agreement with Mr. Cittadine for his role as our Chief Operating Officer. Mr. Cittadine’s employment agreement is for an indefinite term (for at-will employment). Under his employment agreement, Mr. Cittadine received a specified base salary, which may be adjusted from time to time in accordance with normal business practice and in our sole discretion. In addition, Mr. Cittadine is eligible for an annual non-equity incentive plan performance bonus, of up to 35% of his base salary, based on achieving pre-set, written goals as recommended by management and reviewed by our Compensation Committee and our Executive Chair and approved by our Board. In February 2023, the Board awarded Mr. Cittadine a bonus of $65,406 related to the partial achievement of pre-set 2022 non-equity incentive plan goals and approved a new base salary for Mr. Cittadine of $360,000. In February 2024, the Board awarded Mr. Cittadine a bonus of $56,700 related to the partial achievement of pre-set 2023 non-equity incentive plan goals.

Outstanding Equity Awards at December 31, 2023

The following table sets forth outstanding stock option awards held by named executive officers as of December 31, 2023.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(8)
Chandler D. Robinson, M.D.,	55,460	(1)	166,379	(1)	$ 3.16	February 1, 2033
Chief Executive Officer and Director	105,509	(2)	105,509	(2)	$ 2.80	February 2, 2032
	52,500	(3)	17,500	(3)	$ 6.81	January 26, 2031
	70,000	(4)	-	(4)	$ 14.35	February 11, 2030
	145,500	(5)	-	(5)	$ 6.00	August 27, 2028
	84,000	(6)	-	(6)	$ 0.001	February 19, 2027
	84,000	(7)	-	(7)	$ 0.001	April 3, 2026
							229,009	77,909

Kim R. Tsuchimoto,	25,672	(1)	77,016	(1)	$ 3.16	February 1, 2033
Chief Financial Officer, Secretary and Treasurer	40,698	(2)	40,697	(2)	$ 2.80	February 2, 2032
	20,570	(3)	6,857	(3)	$ 6.81	January 26, 2031
	20,455	(4)	-	(4)	$ 14.35	February 11, 2030
	41,100	(5)	-	(5)	$ 6.00	August 27, 2028
	23,520	(6)	-	(6)	$ 0.001	February 19, 2027
	21,000	(7)	-	(7)	$ 0.001	April 3, 2026
							95,556	32,508

Andrew J. Cittadine,	25,672	(1)	77,016	(1)	$ 3.16	February 1, 2033
Chief Operating Officer	42,500	(2)	42,500	(2)	$ 2.80	February 2, 2032
	18,750	(9)	11,250	(9)	$ 5.89	June 30, 2031
	45,208	(10)	24,792	(10)	$ 5.76	June 1, 2031
							91,175	31,018

(1)

Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted stock option awards on February 1, 2023, which commenced vesting on January 1, 2023, and vested 6/48ths on the six-month anniversary of vesting commencement date (June 30, 2023) and vested 1/48th per month thereafter.

(2)

Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted stock option awards on February 2, 2022, which commenced vesting on January 1, 2022, and vested 6/48ths on the six-month anniversary of vesting commencement date (June 30, 2022) and vested 1/48th per month thereafter.

(3)

Dr. Robinson and Ms. Tsuchimoto were granted stock option awards on January 26, 2021, which commenced vesting on January 1, 2021, and vested 6/48ths on the six-month anniversary of vesting commencement date (June 30, 2021) and vested 1/48th per month thereafter.

(4)

Dr. Robinson and Ms. Tsuchimoto were granted stock option awards on February 11, 2020, which commenced vesting on January 1, 2020, and vested 6/48ths on the six-month anniversary of vesting commencement date (June 30, 2020) and vested 1/48th per month thereafter.

(5)

Dr. Robinson and Ms. Tsuchimoto were granted stock option awards on August 28, 2018, which commenced vesting on October 1, 2018, and vested 6/51 on the six-month anniversary of vesting commencement date (March 31, 2019) and vested 1/51 per month thereafter.

(6)

Dr. Robinson and Ms. Tsuchimoto were granted stock option awards on February 20, 2017, which vested 6/48ths on the six-month anniversary of grant date (August 20, 2017) and 1/48th per month thereafter.

(7)

Dr. Robinson and Ms. Tsuchimoto were granted stock option awards on April 4, 2016, which vested 50% on the grant date (April 4, 2016), 25% on the six-month anniversary of the grant date (October 4, 2016) and 25% on the one-year anniversary of the grant date (April 3, 2017).

(8)

The value of RSUs shown in the table that have not yet vested was calculated using $0.3402, the closing price of our common stock on December 31, 2023.

In 2023, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted 169,012, 78,234 and 78,234 restricted stock units which vested 6/48ths on June 30, 2023, and 3/48ths per quarter thereafter.

In 2022, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine were granted 159,522, 61,532 and 65,000 restricted stock units which vested 6/48ths on June 30, 2022, and 3/48ths per quarter thereafter.

In 2021, Dr. Robinson and Ms. Tsuchimoto were granted 63,060 and 19,536 restricted stock units which vested 6/48ths on June 30, 2021, and 3/48ths per quarter thereafter.

In 2020, Dr. Robinson and Ms. Tsuchimoto were granted 26,895 and 4,923 restricted stock units which vest 25% on January 1, 2021, January 1, 2022, January 1, 2023 and January 1, 2024

(9)	Mr. Cittadine was granted stock option awards on June 30, 2021, which vested 6/48ths on the six-month anniversary of employment commencement (November 30, 2021) and 1/48th per month thereafter.

(10)	Mr. Cittadine was granted stock option awards on June 1, 2021, which vested 6/48ths on the six-month anniversary of grant date (November 30, 2021) and 1/48th per month thereafter.

Potential Payments upon Termination or Change in Control

Each of Dr. Robinson’s, Ms. Tsuchimoto’s, and Mr. Cittadine’s employment agreements provides that upon execution and effectiveness of a release of claims, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine will be entitled to severance payments if their employment with us terminates under certain circumstances. If we terminate their employment without “cause,” or if Dr. Robinson or Ms. Tsuchimoto resigns for “good reason,” in each case absent a “change in control,” Dr. Robinson would receive, (1) base salary continuation for 12 months, (2) any vested equity awards will continue to be exercisable for 12 months, and (3) payment of or reimbursement for COBRA continuation coverage until the earlier of 12 months following termination or the date the executive becomes eligible for coverage under an employer’s plan. Ms. Tsuchimoto would receive, (1) base salary continuation for 3 months, (2) any vested equity awards will continue to be exercisable for 12 months, and (3) if Ms. Tsuchimoto is full-time, payment of or reimbursement for COBRA continuation coverage until the earlier of 12 months following termination or the date the executive become eligible for coverage under an employer’s plan. Mr. Cittadine would receive, (1) base salary continuation for 3 months, (2) any vested equity awards will continue to be exercisable for 6 months, and (3) payment of or reimbursement for COBRA continuation coverage until the earlier of 6 months following termination or the date the executive become eligible for coverage under an employer’s plan.

If Dr. Robinson’s employment is terminated without cause or for good reason within 12 months following a change in control, he would be entitled to (1) a lump sum payment in an amount equal to 1.5 times his respective base salary plus target annual bonus for the year in which the termination occurs, (2) payment of or reimbursement for COBRA continuation coverage until the earlier of 18 months following termination or the date the executive becomes eligible for coverage under an employer’s plan and (3) full vesting acceleration of all outstanding equity awards. If Dr. Robinson’s employment is terminated because of death or permanent disability, we will be obligated to provide base salary continuation and COBRA payment or reimbursement for a period of three months.

If Ms. Tsuchimoto’s employment is terminated without cause or for good reason within 12 months following a change in control, she would be entitled to (1) a lump sum payment in an amount equal to .25 times her base salary plus target annual bonus for the year in which the termination occurs, (2) if Ms. Tsuchimoto is full-time, payment of or reimbursement for COBRA continuation coverage until the earlier of three months following termination or the date the executive becomes eligible for coverage under an employer’s plan and (3) full vesting acceleration of all outstanding equity awards. If Ms. Tsuchimoto’s employment is terminated because of death or permanent disability, we will be obligated to provide base salary continuation and COBRA payment or reimbursement for a period of three months.

If Mr. Cittadine’s employment is terminated without cause or for good reason within 12 months following a change in control, he would be entitled to (1) a lump sum payment in an amount equal to .75 times his base salary plus target annual bonus for the year in which the termination occurs, (2) payment of or reimbursement for COBRA continuation coverage until the earlier of six months following termination or the date the executive becomes eligible for coverage under an employer’s plan and (3) full vesting acceleration of all outstanding equity awards. If Mr. Cittadine’s employment is terminated because of death or permanent disability, we will be obligated to provide base salary continuation and COBRA payment or reimbursement for a period of three months.

Upon any termination of employment, Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine are entitled to receive any accrued but unpaid base salary and any earned but unpaid annual bonus.

The employment agreements with Dr. Robinson, Ms. Tsuchimoto and Mr. Cittadine provide that, in the event that any payments the executives received in connection with a change in control of our Company are subject to the excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, such payments will be reduced to the greatest amount payable that would not result in no such tax owed, but only if it is determined that such reduction would cause the executive to be better off, on a net after-tax basis, than without such reduction and payment of the excise tax under Section 4999 of the Code.

Pension Benefits

We do not have a defined benefit pension plan. Our named executive officers did not participate in, or otherwise receive any special benefits under, any pension or defined benefit retirement plan sponsored by us during the year ended December 31, 2023.

401(k) Plan

We maintain a defined contribution employee retirement plan for our employees. The plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan.

The 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $22,500 for 2023. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2023 may be up to an additional $7,500 above the statutory limit. Employees become eligible to participate in the 401(k) plan after four months of active employment with the Company.

Under the 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee. The 401(k) plan also permits us to make discretionary profit-sharing contributions and discretionary matching contributions, subject to established limits and a vesting schedule.

Nonqualified Deferred Compensation

During the year ended December 31, 2023, our named executive officers did not contribute to, or earn any amount with respect to, any defined contribution or other plan sponsored by us that provides for the deferral of compensation on a basis that is not tax-qualified.

Hedging Policy

Our Insider Trading Policy prohibits short sales of our stock and short-swing transactions by our officers and non-employee directors. We have not adopted any other practices or policies regarding the ability of our employees (including officers) or non-employee directors to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our securities that are held by them.

Director Compensation for the Year Ended December 31, 2023

The following table sets forth the compensation of our non-employee directors during the year ended December 31, 2023.

	Fees Earned or	Stock Awards	Option Awards	All Other Compensation	Total
Name	Paid in Cash ($)	($) (1)	($) (2)	($)	($)

Christopher M. Starr, Ph.D.	80,000	32,020	32,021	120,000	264,041
Michael J. Brown	62,000	32,020	32,021	0	126,041
Raymond W. Anderson	72,500	32,020	32,021	0	136,541
Arthur J. Klausner	64,500	32,020	32,021	0	128,541

(1)         The amounts in this column represent the aggregate grant date fair value of stock-based awards granted during the year ended December 31, 2023, to the non-employee directors, computed in accordance with FASB ASC Topic 718. The fair value of restricted stock units is based upon the closing price on the date of grant. For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)         The amounts in this column represent the aggregate grant date fair value of option awards granted during the year ended December 31, 2023, to the non-employee directors, computed in accordance with FASB ASC Topic 718. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. For a discussion of valuation assumptions, see Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)         Commencing on January 1, 2022, Dr. Starr executed a consulting agreement to provide to us advisory services in the areas of clinical development, regulatory strategy and manufacturing based upon his expertise in those areas at $10,000 per month. The agreement renews annually unless terminated by either party.

As of December 31, 2023, our non-employee directors held the following number of stock options, all of which were fully vested:

Name	Aggregate Number of Shares Subject to Stock Awards	Aggregate Number of Shares Subject to Stock Options
Christopher M. Starr, Ph.D.	-	233,247
Michael J. Brown	-	86,271
Raymond W. Anderson	-	86,271
Arthur J. Klausner	-	86,271

There were no unvested restricted stock units as of December 31, 2023.

The table below reflects the non-equity fee schedule for non-employee directors for 2023. Long-term equity compensation is determined annually utilizing the Black-Scholes valuation model along with review of peer group companies.

2023
Position	Annual Fees ($)*

Board Member
Independent Board Member Base Fee	40,000
Additional Fee for Executive Chairman of the Board	40,000

Committees
Committee fees are in addition to the base Board Member fee.

Audit Committee
Audit Committee Chair	15,000
Audit Committee Member	10,000

Compensation Committee
Compensation Committee Chair	12,500
Compensation Committee Member	7,000

Corporate Governance and Nomination Committee (CG&N)
CG&N Committee Chair	7,500
CG&N Committee Member	5,000

*Paid quarterly in arrears.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and the related notes present information on the beneficial ownership of shares of our common stock, our only outstanding class of stock, as of March 8, 2024, by:

●	each of our non-employee directors;

●	each of our named executive officers;

●	all of our current non-employee directors and executive officers as a group; and

●	each person known by us to beneficially own more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of our common stock that may be acquired by an individual or group within 60 days of March 8, 2024, pursuant to the exercise of options, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Beneficial ownership percentage is based upon 17,454,925 shares of our common stock outstanding as of March 8, 2024.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders.

Name and Address of Beneficial Owner *Unless otherwise noted, addresses are: 1000 Skokie Blvd., Suite 350, Wilmette, IL 60091	Common Stock Beneficially Owned	Percent of Class Held

TacticGem, LLC (1)	7,166,667	41.1%
Tactic Pharma LLC (1)	4,277,940	24.5%
Gem Pharmaceutical LLC (1) 941 Lake Forest Cir., Birmingham, AL 35244	3,055,394	17.5%
Diane Hendricks (1)	3,524,144	20.2%
Chandler D. Robinson, Chief Executive Officer and Director (2)	787,702	4.4%
Christopher M. Starr, Executive Chairman (3)	308,510	1.7%
Michael J. Brown, Director (4)	322,134	1.8%
Raymond W. Anderson, Director(5)	113,134	*
Arthur Klausner, Director (6)	117,134	*
Kim R. Tsuchimoto, Chief Financial Officer and Director (7)	255,236	1.4%
Andrew J. Cittadine, Chief Operating Officer (8)	208,499	1.2%
Executive officers and directors as a group (8) persons (9)	6,488,751	34.1%

(1)

Tactic Pharma shares voting and investment power over 4,111,273 shares of our common stock owned by TacticGem, and Gem shares voting and investment power over 3,055,394 shares of our common stock owned by TacticGem, because pursuant to the TacticGem limited liability company agreement all votes of our common stock are passed through to Tactic Pharma and Gem in proportion to their percentage interests in TacticGem. After an initial holding period, which ended after we were subject to the reporting requirements of the Exchange Act and filed all required reports for a period of at least 12 months, either member of TacticGem can cause up to its proportionate shares of our common stock to be distributed to it. Tactic Pharma holds 166,667 shares of stock in its own name. Dr. Robinson is a manager of Tactic Pharma; because of this, he may be deemed to share voting and dispositive power over 4,111,273 shares of our common stock owned by TacticGem, and over our common stock owned by Tactic Pharma. Gem is controlled by Pharma Investments, LLC, which is in turn controlled by Diane M. Hendricks. DMH Business LLC, controlled by Ms. Hendricks, purchased 468,750 shares in our initial public offering. The amount controlled by Ms. Hendricks includes Gem’s ownership and DMH Business LLC’s ownership.

(2)	Includes 638,873 common stock options that are vested or vest within 60 days after March 8, 2024.

(3)	Includes 233,247 common stock options that are vested or vest within 60 days after March 8, 2024.

(4)	Includes 86,271 common stock options that are vested or vest within 60 days after March 8, 2024.

(5)	Includes 86,271 common stock options that are vested or vest within 60 days after March 8, 2024.

(6)	Includes 86,271 common stock options that are vested or vest within 60 days after March 8, 2024.

(7)	Includes 210,640 common stock options that are vested or vest within 60 days after March 8, 2024.

(8)	Includes 156,729 common stock options that are vested or vest within 60 days after March 8, 2024.

(9)	Includes 4,277,940 shares beneficially owned by Tactic Pharma. Refer to footnote (1) above.

* Less than 1%

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued under existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	2,109,001	$4.01	1,956,038

(1) The Monopar Therapeutics Inc. 2016 Stock Incentive Plan.

All of our equity compensation plans have been approved by our security holders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Relationships and Related-Person Transactions

Since January 2023, we have not engaged reportable transactions with our co-founders, non-employee directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our non-employee directors, executive officers and holders of more than 5% of our voting securities, and our co-founders.

Registration Rights

We are subject to an agreement with TacticGem, LLC (“TacticGem”), our largest stockholder, which obligates us to file a Form S-3 or other appropriate form of registration statement covering the resale of any of our common stock by TacticGem, or its members Gem Pharmaceuticals, LLC, or Tactic Pharma, LLC, upon direction by TacticGem. Through the date hereof, TacticGem has not required us to file such a resale registration statement, although there can be no assurance we will not be required to do so in the future.

Procedures for Related-Person Transactions

A “related person” includes any non-employee director, nominee for director or executive officer of the Company; a beneficial owner of more than five percent of any class of our voting securities; and a person who is an immediate family member of any such non-employee director, nominee for director, executive officer or more-than-five percent beneficial owner (the term “immediate family member” shall include any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of any such non-employee director, nominee for director, executive officer or more-than-five percent beneficial owner).

Our Board has adopted our Audit Committee Charter which delegates the review and approval of related-person transactions to the Audit Committee. The Audit Committee reviews and approves or disapproves any transaction required to be disclosed according to SEC Regulation S-K, Item 404 between the Company and any related party on an on-going basis and oversees policies and procedures for the Audit Committee’s judgments as to related party transactions as required by Nasdaq. Our Audit Committee will discuss with our management the business rationale for the transactions and whether appropriate disclosures have been made.

Director Independence

We believe it is important to have independent directors on our Board who can make decisions without being influenced by personal interests. Consistent with these considerations, after review of all relevant identified transactions or relationships between each Director, or any of their family members, and us, our senior management and our independent registered public accounting firm, our Board has affirmatively determined that the following directors are independent Directors within the meaning of the applicable Nasdaq listing standards: Dr. Starr, Mr. Brown, Mr. Anderson and Mr. Klausner. In making this determination, our Board found that none of the Directors had a material or other disqualifying relationship with us. With respect to Dr. Starr, the Board considered that he receives compensation for consulting services, as disclosed elsewhere in this Annual Report on Form 10-K, which does not exceed the applicable Nasdaq independence threshold. Dr. Robinson, our President and Chief Executive Officer, and Ms. Tsuchimoto, our Chief Financial Officer, Secretary and Treasurer, are not independent Directors by virtue of their employment relationship with us.

Our Audit Committee consists of Mr. Anderson, Mr. Klausner and Mr. Brown, who are independent members as defined by Nasdaq rules applicable to audit committees and the SEC under Rule 10A-3 under the Exchange Act. Mr. Anderson serves as chair of the Audit Committee and is a financial expert as defined by Nasdaq and the SEC.

Our CG&N Committee consists of Mr. Klausner, Mr. Brown and Mr. Anderson who are independent members. Mr. Klausner serves as the chair of the CG&N Committee.

Our Compensation Committee consists of Mr. Anderson, Mr. Brown and Mr. Klausner who are independent members defined by Nasdaq rules applicable to compensation committee members. Mr. Anderson serves as the chair of the Compensation Committee.

Our Plan Administrator Committee consists of Dr. Starr, Mr. Brown and Mr. Anderson who are independent members.

There are no other arrangements or understanding between any of our directors and any other persons pursuant to which they were selected as a director.

Item 14. Principal Accounting Fees and Services

All audit, audit-related, tax and other services rendered by BPM LLP have been and will be reviewed, pre-approved and performance monitored by the Audit Committee. Audit and permissible non-audit services may be pre-approved by the Audit Committee delegate represented by Mr. Anderson, its chair, or Mr. Klausner, an Audit Committee member, if Mr. Anderson is not available. Pre-approval decisions are reported by the chair/delegate to the Audit Committee promptly but not later than the next scheduled Audit Committee meeting.

Fees for Independent Registered Public Accounting Firm

The following is a summary of the aggregate fees recorded by us on a generally accepted accounting principles basis for the audit and other services rendered by BPM LLP, our independent registered public accounting firm, for the years ended December 31, 2023, and 2022.

For the Year Ended December 31,
Description of Services Provided by BPM LLP	2023	2022
Audit Fees: These services relate to review or audit of our financial statements*.	$ 310,500	$ 279,000
Audit-Related Fees: These services relate to assurance and services reasonably related to or derivative from the performance of the audit or review of our financial statements.	$ 15,000	$ 32,477
Tax Compliance Fees: These services relate to the preparation of our Federal, state and foreign tax returns and other filings.	-	-
Tax Consulting and Advisory Services: These services primarily relate to the area of tax strategy and minimizing our Federal, state, local and foreign taxes.	-	-
All Other Fees	-	-

*Includes audit fees related to the audit of the prior year-end financial statements and the current year's quarterly reviews.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1. Financial Statements

2. Financial Statements Schedules

Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Amended and Restated Bylaws	Form 10-Q filed on May 12, 2022
4.1	Description of Registered Securities	Filed herewith as Exhibit 4.1
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2*	Contribution Agreement (351) – Containing Registration Rights with TacticGem	Form 10-K filed on March 26, 2018
10.3	2016 Stock Incentive Plan, as amended	Form DEF14A filed on April 29, 2022
10.4	Form of Incentive Stock Option Agreement	Form 10-K filed on March 24, 2022
10.5	Form of Non-qualified Stock Option Agreement	Form 10-K filed on March 24, 2022
10.6	Form of Restricted Stock Unit Grant Notice	Form 10-K filed on March 24, 2022
10.7	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.8	Employment Agreement of Kim R. Tsuchimoto – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.9	Amendment One to Employment Agreement of Kim R. Tsuchimoto – effective March 1, 2018	Form 10-K filed on March 26, 2018
10.10	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2023	Filed herewith as Exhibit 10.1
10.11	Consulting Agreement of Christopher M. Starr – effective January 1, 2022	Form 10-K filed on March 24, 2022
10.12	Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC	Form 8-K filed on April 20, 2022
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2023	Filed herewith as Exhibit 21.1
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23.1
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith as Exhibit 31.1
31.2	Certification of Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith as Exhibit 31.2
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Kim R. Tsuchimoto, Chief Financial Officer	Filed herewith as Exhibit 32.1
97	Compensation Recoupment Policy	Filed herewith as Exhibit 97

101.INS	Inline XBRL Taxonomy Extension Schema
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

MONOPAR THERAPEUTICS INC

Dated: March 28, 2024	By:	/s/ Kim R. Tsuchimoto
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Chandler D. Robinson		March 28, 2024
Chandler D. Robinson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Kim R. Tsuchimoto		March 28, 2024
Kim R. Tsuchimoto	Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher M. Starr		March 28, 2024
Christopher Starr	Executive Chairman of the Board and Director

/s/ Raymond W. Anderson		March 28, 2024
Raymond W. Anderson	Director

/s/ Michael J. Brown		March 28, 2024
Michael Brown	Director

/s/ Arthur J. Klausner		March 28, 2024
Arthur Klausner	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monopar Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monopar Therapeutics Inc. and its subsidiaries  as of  December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Monopar Therapeutics Inc as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Monopar Therapeutics Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Monopar Therapeutics Inc is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BPM LLP

We have served as Monopar Therapeutics Inc.'s auditor since 2015.

Walnut Creek, California

March 27, 2024

Monopar Therapeutics Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets

Current assets:
Cash and cash equivalents	$7,266,080	$8,186,194
Investments	—	4,933,550
Other current assets	66,433	45,982
Total current assets	7,332,513	13,165,726

Operating lease right-of-use asset	12,646	61,228
Total assets	$7,345,159	$13,226,954

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,757,393	$3,128,894
Total current liabilities	1,757,393	3,128,894

Non-current operating lease liability	—	8,408
Total liabilities	1,757,393	3,137,302

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 14,904,497 and 12,946,573 shares issued and outstanding as of December 31, 2023, and December 31, 2022, respectively	14,905	12,947
Additional paid-in capital	65,793,210	61,871,784
Accumulated other comprehensive income (loss)	(14,132)	8,942
Accumulated deficit	(60,206,217)	(51,804,021)
Total stockholders’ equity	5,587,766	10,089,652
Total liabilities and stockholders’ equity	$7,345,159	$13,226,954

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$5,600,193	$7,591,601
General and administrative	3,231,042	2,945,276
Total operating expenses	8,831,235	10,536,877
Loss from operations	(8,831,235)	(10,536,877)
Interest income	429,039	21,239
Net loss	(8,402,196)	(10,515,638)
Other comprehensive income (loss):
Foreign currency translation loss	(17,272)	(2,937)
Unrealized (loss) gain on investments	(5,802)	15,039
Comprehensive loss	$(8,425,270)	$(10,503,536)
Net loss per share:
Basic and diluted	$(0.61)	$(0.83)
Weighted average shares outstanding:
Basic and diluted	13,823,951	12,718,166

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023 and 2022

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	12,598,125	$12,598	$60,220,016	$(3,160)	$(41,288,383)	$18,941,071
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and expenses of $87,611	64,573	65	87,253	—	—	87,318
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	45,744	45	(45)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	70,131	70	(76,703)	—	—	(76,633)
Issuance of common stock upon exercise of stock options	168,000	169	—	—	—	169
Stock-based compensation (non-cash)	—	—	1,641,263	—	—	1,641,263
Net loss	—	—	—	—	(10,515,638)	(10,515,638)
Other comprehensive income	—	—	—	12,102	—	12,102
Balance at December 31, 2022	12,946,573	12,947	61,871,784	8,942	(51,804,021)	10,089,652
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services LLC, net of commissions, fees and expenses of $98,230	1,793,441	1,794	2,070,710	—	—	2,072,504
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	40,532	40	(40)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	123,951	124	(47,093)	—	—	(46,969)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Stock-based compensation (non-cash)	—	—	1,897,849	—	—	1,897,849
Net loss	—	—	—	—	(8,402,196)	(8,402,196)
Other comprehensive loss	—	—	—	(23,074)	—	(23,074)
Balance at December 31, 2023	14,904,497	$14,905	$65,793,210	$(14,132)	$(60,206,217)	$5,587,766

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(8,402,196)	$(10,515,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	1,897,849	1,641,263
Changes in operating assets and liabilities, net
Other current assets	(20,410)	171,755
Accounts payable, accrued expenses and other current liabilities	(1,333,536)	1,478,299
Operating lease right-of-use assets and liabilities, net	—	(4,238)
Net cash used in operating activities	(7,858,293)	(7,228,559)
Cash flows from investing activities:
Purchase of short-term investments	(7,882,094)	(4,918,511)
Maturities of short-term investments	12,809,842	—
Net cash provided by (used in) investing activities	4,927,748	(4,918,511)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	2,074,196	109,337
Taxes paid related to net share settlement of vested restricted stock units	(46,969)	(76,633)
Cash proceeds from the issuance of stock upon exercise of stock options	—	169
Net cash provided by financing activities	2,027,227	32,873
Effect of exchange rates	(16,796)	(3,478)
Net decrease in cash and cash equivalents	(920,114)	(12,117,675)
Cash and cash equivalents at beginning of period	8,186,194	20,303,869
Cash and cash equivalents at end of period	$7,266,080	$8,186,194

Supplemental disclosure of non-cash investing and financing activities
Accrued financing fees	$1,692	$22,018

The accompanying notes are an integral part of these consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 1 - Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the ”Company”) is a clinical-stage biopharmaceutical company focused on developing innovative treatments for cancer patients. Monopar currently has several compounds in development: 1) MNPR-101-Zr, a clinical stage uPAR-targeted radiodiagnostic imaging agent; 2) MNPR-101-RIT, a late preclinical stage radiotherapeutic for advanced cancers; 3) camsirubicin (generic name for MNPR-201, GPX-150; 5-imino-13-deoxydoxorubicin), a Phase 1b clinical stage novel analog of doxorubicin engineered specifically to retain anticancer activity while minimizing toxic effects on the heart; and 4) an early stage camsirubicin analog, MNPR-202, for various cancers. On March 27, 2023, the Company discontinued its Validive Phase 2b/3 VOICE trial based upon its Data Safety Monitoring Board’s determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. The Company continued to record clinical site close-out related expenses for Validive throughout 2023. The Company is not anticipating incurring any license or royalty obligations or incurring any significant expenses beyond 2023 related to Validive.

Liquidity

The Company has incurred an accumulated deficit of approximately $60.2 million as of December 31, 2023 and since inception has not generated any revenue. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through June 30, 2025. The Company’s ability to fund its future operations, including the continued clinical development of  its MNPR-101 radiopharma program and camsirubicin, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Risks and Uncertainties

The termination of the Company’s Validive clinical trial at the end of March 2023 resulted in a decrease in the Company’s stock price. The closing bid price of the Company’s stock fell below $1.00 for more than 30 consecutive trading days, and on August 28, 2023, the Company received a notice from Nasdaq stating that it is out of compliance with Nasdaq listing standards giving the Company 180 days to regain compliance. On February 27, 2024, the Company was granted a second 180-day period to regain compliance; there can be no assurance that the Company will regain compliance within Nasdaq’s extended time limits and requirements. If the Company does not regain compliance, the Company would face delisting and it may have serious adverse consequences on the Company’s ability to raise funds, which may cause Monopar to delay, restructure or otherwise reconsider its operations. If it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the impacts on the Company's stock price are uncertain and could be adverse.

Market variables over which the Company has no control, such as inflation of product costs, higher capital costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could cause the Company to suffer significant increases in its operating and administrative expenses.

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities or allies, have increased fuel costs and may cause shipping delays. In addition, the Israel-Hamas war has created additional uncertainties. The broader economic, trade and financial market consequences of these events are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials, may delay the manufacture of its clinical materials, may increase costs of other goods and services, or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical and development program and on the Company’s financial condition.

There remains uncertainties as to the long-term impacts of COVID-19 or any potential resurgences thereof. The Company is unable to estimate COVID-19’s or any future pandemic disease's financial impact or duration in light of treatment options and potential surges of new cases from current or future COVID-19 variants or a future pandemic or its potential impact on the Company’s current clinical trial and development programs, including COVID-19’s or a future pandemic's effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2023 and 2022, the Company’s consolidated results of operations and comprehensive loss and the Company’s consolidated cash flows for the years ended December 31, 2023 and 2022.

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

Comprehensive Loss

Comprehensive loss represents net loss plus any income or losses not reported in the consolidated statements of operations and comprehensive loss, such as foreign currency translation gains and losses and unrealized gains and losses on debt security investments that are reflected on the Company’s consolidated statements of stockholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In March 2024, the Company analyzed its cash requirements at least through June 30, 2025 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2023 and 2022 consisted of two money market accounts and U.S. Treasury Bills.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of December 31, 2023, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2023, and 2022. The following table presents the assets and liabilities recorded that are reported at fair value on the Company's consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 at December 31, 2023, and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

December 31, 2023	Level 1	Total
Assets:
Cash equivalents(1)	$6,544,910	$6,544,910
Total	$6,544,910	$6,544,910

December 31, 2022	Level 1	Total
Assets:
Cash equivalents(1)	$7,248,946	$7,248,946
Investments(2)	4,933,550	4,933,550
Total	$12,182,496	$12,182,496

(1) Cash equivalents as of December 31, 2023 and 2022 represent the fair value of the Company’s investment in two money market accounts and U.S. Treasury Bills with maturities at the date of purchase of three months or less.

(2) Investments represents the fair value of the Company’s investment in U.S. Treasury Bills with maturities at the date of purchase from three months to one year.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Net Loss per Share

Net loss per share for the years ended December 31, 2023, and 2022, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share for the years ended December 31, 2023, and 2022 is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (13,823,951 and 12,718,166 shares for the years ended December 31, 2023, and 2022, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of December 31, 2023, and 2022, potentially dilutive securities included stock-based awards to purchase up to 2,527,092 and 1,915,600 shares of the Company’s common stock, respectively. For the years ended December 31, 2023 and 2022, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

During the years ended December 31, 2023, and 2022, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the years ended December 31, 2023, and 2022, no milestones were met, and no royalties were earned, therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of December 31, 2023, and 2022. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the years ended December 31, 2023, and 2022, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2022. The Company does not anticipate significant changes to its current uncertain tax positions through December 31, 2023. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2023, prior to the extended filing deadlines in all jurisdictions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. For stock options granted in 2022, the expected volatility rates are estimated based on the Company’s historical actual volatility over the two-year period from its initial public offering on December 18, 2019 through December 31, 2021. For stock options granted in 2023, the expected volatility rates are estimated based on the Company’s historical actual volatility over the three-year period from its initial public offering on December 18, 2019 through December 31, 2022. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Recent Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements and are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective with early adoption prohibited. For all other entities, the amendments will be effective two years later. In accordance with ASU 2023-06, the Company has added Note 8 - Loss per Share.

In December 2023, the FASB issued ASU  No. 2023- 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU improves income tax disclosure requirements and will require more detailed information on several income tax disclosures, such as income taxes paid and the income tax rate reconciliation table. The standard is effective for public business entities with annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.  The Company does not expect a material impact to its financial statements based on adoption of this ASU.

Note 3 - Investments

As of December 31, 2023 the Company had two money market accounts and available-for-sale investments with contractual maturities of 90 days or less categorized as cash equivalents as follows:

As of December 31, 2023	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$2,971,103	$9,237	$2,980,340
Money Market Accounts	3,564,570	—	3,564,570
Total	$6,535,673	$9,237	$6,544,910

As of December 31, 2023 , there were no available-for-sale securities in an unrealized-loss position. There were no U.S. Treasury Bills classified as Investments on the consolidated balance sheet as of December 31, 2023.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2022	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$6,905,171	$15,039	$6,920,210
Money Market Accounts	5,262,286	—	5,262,286
Total	$12,167,457	$15,039	$12,182,496

As of December 31, 2022 there were no available-for-sale securities in an unrealized-loss position and there were no sales of available-for-sale securities made during 2022. U.S. Treasury Bills classified as Investments on the consolidated balance sheet as of December 31, 2022 were $4.9 million.

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

Sales of Common Stock

On April 20, 2022, the Company executed a new Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. Subsequently, the Company filed a new Form S-3, which included therein a prospectus to increase the aggregate amount offered under this agreement to $6,505,642. The Form S-3 was declared effective by the Securities and Exchange Commission on January 4, 2023, at which time the prospectus included therein replaced the prior prospectus supplement. Expenses related to these financing activities were recorded as offering costs (a reduction of additional paid in capital) on the Company’s consolidated statement of stockholders’ equity for the period. During the years ended December 31, 2023, and 2022, the Company sold 1,793,441 and 64,573 shares of its common stock at an average gross price per share of $1.21 and $2.71 for net proceeds of $2,116,435 and $170,552, after fees and commissions of $54,298 and $4,377, respectively. In addition, for the year ended December 31, 2023, the Company incurred legal, accounting and other fees totaling $43,932 for net proceeds after fees, commissions and expenses of $2,072,503. For the year ended December 31, 2022, the Company incurred legal, accounting and other fees totaling $83,234 for net proceeds after fees, commissions and expenses of $87,318.

As of December 31, 2023, the Company had 14,904,497 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

During the year ended December 31, 2023, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and consultants aggregate stock options for the purchase of 508,902 shares of the Company’s common stock with exercise prices ranging from $2.37 to $3.16 per share which vest over 1 to 4 years. All stock option grants have a 10-year term. In addition, during the year ended December 31, 2023, an aggregate 368,345 restricted stock units were granted to executive officers, non-officer employees and non-employee directors which vest over 1 to 4 years.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balance at January 1, 2022	1,543,989	$4.78
Granted	604,064	2.83
Forfeited	(337,103)	6.13
Exercised	(168,000)	0.001
Balance at December 31, 2022	1,642,950	4.28
Granted(1)	508,902	3.14
Forfeited(2)	(42,851)	3.93
Exercised	—	—
Balance at December 31, 2023	2,109,001	4.01
Unvested options outstanding expected to vest(3)	601,746	3.37

(1) 508,902 options vest as follows: options to purchase 443,182 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of vesting commencement date and 1/48th per month thereafter; options to purchase 55,720 shares of the Company’s common stock vest quarterly over one year; and options to purchase 10,000 shares of the Company’s common stock vest monthly over one year. Exercise prices range from $2.37 to $3.16 per share.

(2) Forfeited options represent unvested shares and vested, expired shares related to employee terminations.

(3) Estimated forfeitures only include known forfeitures to-date as the Company typically accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

A summary of options outstanding as of December 31, 2023, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001 - $5.00	1,371,895	6.95	832,423	5.80
$5.01 - $10.00	617,942	5.50	555,668	5.30
$10.01 - $15.00	113,039	6.09	113,039	6.09
$15.01 - $20.00	6,125	6.09	6,125	6.09
	2,109,001	6.48	1,507,255	5.64

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at December 31, 2021	111,462	$8.44
Granted	403,522	2.80
Vested	(149,706)	4.07
Forfeited	(92,628)	4.01
Unvested balance at December 31, 2022	272,650	4.00
Granted	368,345	3.16
Vested	(222,904)	3.73
Forfeited	—	—
Unvested Balance at December 31, 2023	418,091	3.40

Stock option grants and fair values under the Plan were as follows:

	Years Ended December 31,
	2023	2022

Stock options granted	508,902	604,064
Fair value of shares vested	$980,455	$970,451

At December 31, 2023, the aggregate intrinsic value of outstanding vested stock options was $131,413 (there were no outstanding unvested stock options that had intrinsic value) and the weighted-average exercise price in aggregate was $4.01 which includes $4.27 for fully vested stock options and $3.37 for stock options expected to vest. At December 31, 2023, unamortized balance of stock-based compensation was $2.8 million, to be amortized over the following 2.5 years.

During the years ended December 31, 2023, and 2022, the Company recognized $1,014,046 and $818,164 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $883,803 and $823,099 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 6 - Related Party Transactions

As of December 31, 2023, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 29% of Monopar’s common stock and during the year ended December 31, 2023, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of December 31, 2023. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

Note 7 – Income Taxes

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. The valuation allowance increased by approximately $2,124,000 and $3,421,000 during the years ended December 31, 2023, and 2022, respectively.

The provision for income taxes for December 31, 2023, and 2022, consists of the following:

	As of December 31,
	2023	2022
Current:
Federal	$-	$-
State	800	800
Foreign	-	-
Total current:	800	800
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred:	-	-
Total provision*	$800	$800

*Total provision for income taxes of $800 for each of the years ended  December 31, 2023 and 2022, is recorded in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss as it is not considered a material amount.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The difference between the effective tax rate and the U.S. federal tax rate is as follows (in %):

	As of December 31,
	2023	2022
Federal income tax	21.00	21.00
State income taxes, less federal benefit	6.03	6.39
Tax credits	3.12	5.57
Permanent differences	(2.81)	(2.45)
Change in valuation allowances	(25.33)	(32.58)
Other	(2.02)	2.06
Effective tax rate benefit (expense)	(0.01)	(0.01)

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,871,391	$3,548,494
Tax credits carryforwards	1,322,457	1,254,678
Stock-based compensation	800,998	630,113
Intangible asset basis differences	4,417,201	3,824,482
Accrued liabilities & allowances	76,403	96,478
Capitalized research and development	2,777,414	1,787,350
Gross deferred tax assets	13,265,864	11,141,595
Valuation allowance	(13,265,864)	(11,141,595)
Net deferred tax assets	$—	$—

As of December 31, 2023, Company had total federal net operating loss carryforwards of approximately $13,548,000, which will begin to expire in 2035. Losses generated after 2017 will be carried forward indefinitely. At December 31, 2023, the Company had state net operating loss carryforwards of approximately $13,578,000 which will begin to expire in 2035.

As of December 31, 2023, the Company had federal and state tax credits of $1,554,000 and $125,000, respectively. The federal credits expire beginning after the year 2035 and the state credits begin to expire in 2024.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2023	2022
Beginning uncertain tax benefits	$321,175	$103,104
Current year - increases	65,389	150,701
Prior year - increases (decreases)	(50,742)	67,370
Ending uncertain tax benefits	$335,822	$321,175

Included in the balance of uncertain tax benefits at December 31, 2023 are $335,822 of tax benefits that, if recognized, would not impact the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date. As of December 31, 2023, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company files U.S. federal, California and Illinois state tax returns. The Company is subject to California state minimum franchise taxes. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or R&D credits. In addition, due to the operations in certain foreign countries, the Company became subject to local tax laws of such countries. Nonetheless, as of December 31, 2023, due to the insignificant expenditures in such countries, there was no material tax effect to the Company’s 2023 consolidated financial statements.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

Note 8 – Loss per Share

Basic and diluted net loss per common share was calculated as follows:

	Years Ended December 31,
(in thousands, except for net loss per share)	2023	2022

Numerator:
Net loss	$(8,402)	$(10,516)

Denominator:
Weighted-average common shares outstanding, basic and diluted	13,824	12,718

Net loss per common share, basic and diluted	$(0.61)	$(0.83)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share
Stock options to purchase common stock	2,109	1,642
Unvested restricted stock units	418	272

Note 9– Commitments and Contingencies

License, Development and Collaboration Agreements

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will achieve any milestones. As of December 31, 2023, the Company had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

Onxeo S.A.

In June 2016, the Company executed an agreement with Onxeo S.A., a French public company, which gave Monopar the exclusive option to license (on a world-wide exclusive basis) Validive (clonidine hydrocholoride mucobuccal tablet; clonidine HCI MBT) a mucoadhesive tablet of clonidine based on the Lauriad mucoadhesive technology. In September 2017, Monopar exercised the option to license Validive from Onxeo for $1 million. On March 27, 2023, Monopar discontinued its Validive Phase 2b/3 VOICE trial based upon the Data Safety Monitoring Board’s determination that the trial did not meet the pre-defined threshold for efficacy of a 15% absolute difference in severe oral mucositis prevention between Validive and placebo. The Company has not incurred any license or royalty obligations and the license has been terminated effective January 2024.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023, in accordance with ASC 842, Leases, the two leases were recorded as an operating lease right-of-use (“ROU”) asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration the Company's credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability does not include an option to extend but does include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss. Amortization of the ROU asset commenced on April 1, 2022, and June 1, 2022, for the two operating leases, respectively. No ROU asset or lease liability was recorded in 2021 as the lease obligation was less than one year.

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
Total lease costs	$50,856	$34,424

Maturities of the lease liability as of December 31, 2023 are as follows:

Operating
Fiscal Year	Leases
December 31, 2024	$8,476
Total lease payments	8,476
Less: imputed interest	(68)
Total lease liability as of December 31, 2023	$8,408

The remaining lease liability will be paid in 2024.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	December 31,
	2023	2022
Lease term:
Operating leases (in years)	0.2	1.2

Discount rate:
Operating lease	6.50%	6.50%

Supplemental balance sheet information:

	As of December 31,
	2023	2022
ROU asset - non-current	$12,646	61,228
Total ROU asset	$12,646	61,228

Operating lease liability - current	$8,408	48,582
Operating lease liability - non-current	—	8,408
Total operating lease liabilities	$8,408	56,990

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

Note 10 - Subsequent Events

From January 1 to March 8, 2024, under the Company's at-the-market agreement with JonesTrading, the Company sold 2,545,305 shares of its common stock at an average gross price per share of $1.29 for net proceeds of $3,194,310, after fees and commissions of $81,932.