Form 10-Q
period 2024-03-31
Monopar Therapeutics
filed 2024-05-09
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of April 30, 2024, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	17,484,175

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●	our ability to raise sufficient funds within the next 12 months in order for us to support continued clinical development of our radiopharmaceutical programs; as well as our ability to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, the approval processes and, if applicable, commercialization;

●	our ability to regain compliance with the Nasdaq listing standards requiring our stock closing bid price to be at least $1.00 for at least 10 consecutive trading days (and potentially up to 20) by August 26, 2024, and, in the event it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the uncertain impact on our stock price, or if more time is needed, our ability to win an appeal to Nasdaq requesting additional time;

●	our ability to raise funds on acceptable terms;

●	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

●	risks and uncertainties associated with our or our development partners' research and development activities, including preclinical studies, clinical trials, regulatory submissions, and manufacturing and quality expenses;

●	known and unknown risks associated with developing new radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate into our drug candidates;

●	the rate of market acceptance and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market any such products as compared to larger pharmaceutical firms;

●	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources of experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms;

●	the impact of government laws and regulations including increased governmental control of healthcare and pharmaceuticals, resulting in direct price controls driving lower prices, other governmental regulations affecting cost requirements and structures for selling therapeutic or imaging products, and recent governmental legislation affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impact any resurgence of COVID-19 or another pandemic could have on our ability to advance our clinical programs and raise additional financing;

●	the cumulative impact of domestic and global inflation, volatility in financial markets and/or the potential for an economic recession increasing our costs of obtaining goods and services or making financing more difficult to obtain on acceptable terms or at all;

●	the uncertain impact of the Russia-Ukraine war or the Israel-Hamas war on our clinical material manufacturing expenses and timelines, as well as on general economic, trade and financial market conditions; and

●	uncertainty of our financial projections and operational timelines and the development of new competitive products and technologies.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A - Risk Factors” of our December 31, 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2024 and “Item 1A - Risk Factors” of this Quarterly Report on Form 10-Q. These risks include, among others, the following:

●

We are a clinical stage radiopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

●

Funds raised to date are not sufficient to support clinical development of our radiopharmaceutical programs beyond our ongoing Phase 1 dosimetry clinical trial in advanced cancers. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing our product candidates, or enter into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will be able to secure such financing or find a suitable development partner on satisfactory terms.

●	The termination of our Validive clinical trial at the end of March 2023 resulted in a decrease in our stock price. The closing bid price of our stock fell below $1.00 for more than 30 consecutive trading days and on August 28, 2023, we received a notice from Nasdaq stating that we were out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. On February 27, 2024, we received a notice from Nasdaq granting us an additional 180-day period to regain compliance. If we do not regain compliance by August 26, 2024, or win an appeal to extend the deadline, we would face delisting or the need to effect a reverse stock split and it may have serious adverse consequences on our stock price and our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations. If it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the impacts on our stock price are uncertain and could be adverse.

●	We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from various U.S. and international governmental agencies and would be severely harmed if we are not granted approvals to manufacture and sell our product candidates.

●	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the marketing and sale of our products, which would adversely affect our financial condition.

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

●	Radiopharmaceutical technology is a relatively novel approach to cancer imaging and treatment, which may create significant and potentially unpredictable challenges for it, including the availability of radioisotopes, potential misconception about the safety of radiopharmaceuticals, and low market uptake due to its novelty. Perceptions of these challenges may make it more difficult to raise funding as we focus efforts on our radiopharmaceutical programs.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023*

Assets

Current assets:
Cash and cash equivalents	$7,807,579	$7,266,080
Investments	985,730	—
Other current assets	118,987	66,433
Total current assets	8,912,296	7,332,513

Operating lease right-of-use asset	—	12,646
Total assets	$8,912,296	$7,345,159

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,435,160	$1,757,393
Total current liabilities and total liabilities	1,435,160	1,757,393

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 17,484,175 and 14,904,497 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	17,484	14,905
Additional paid-in capital	69,302,864	65,793,210
Accumulated other comprehensive income (loss)	4,231	(14,132)
Accumulated deficit	(61,847,443)	(60,206,217)
Total stockholders’ equity	7,477,136	5,587,766
Total liabilities and stockholders’ equity	$8,912,296	$7,345,159

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$966,110	$1,653,369
General and administrative	757,281	871,675
Total operating expenses	1,723,391	2,525,044
Loss from operations	(1,723,391)	(2,525,044)
Interest income	82,165	90,488
Net loss	(1,641,226)	(2,434,556)
Other comprehensive income (loss):
Foreign currency translation loss	(835)	(10,800)
Unrealized gain on investments	19,198	33,645
Comprehensive loss	$(1,622,863)	$(2,411,711)
Net loss per share:
Basic and diluted	$(0.10)	$(0.19)
Weighted average shares outstanding:
Basic and diluted	15,979,816	13,105,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2024	14,904,497	$14,905	$65,793,210	$(14,132)	$(60,206,217)	$5,587,766
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $81,932	2,545,305	2,545	3,191,765	—	—	3,194,310
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	34,373	34	(10,772)	—	—	(10,738)
Stock-based compensation (non-cash)	—	—	328,661	—	—	328,661
Net loss	—	—	—	—	(1,641,226)	(1,641,226)
Other comprehensive income, net	—	—	—	18,363	—	18,363
Balance at March 31, 2024	17,484,175	$17,484	$69,302,864	$4,231	$(61,847,443)	$7,477,136

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

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(1,641,226)	$(2,434,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (non-cash)	328,661	476,209
Changes in operating assets and liabilities, net
Other current assets	(35,857)	(60,842)
Accounts payable, accrued expenses and other current liabilities	(311,239)	(251,924)
Operating lease right-of-use assets and liabilities, net	4,238	—
Net cash used in operating activities	(1,655,423)	(2,271,113)
Cash flows from investing activities:
Purchase of short-term investments	(983,307)	(2,958,776)
Maturities of short-term investments	—	1,975,333
Net cash used in investing activities	(983,307)	(983,443)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	3,192,619	821,625
Taxes paid related to net share settlement of vested restricted stock units	(10,738)	(16,827)
Net cash provided by financing activities	3,181,881	804,798
Effect of exchange rates	(1,652)	(10,843)
Net increase (decrease) in cash and cash equivalents	541,499	(2,460,601)
Cash and cash equivalents at beginning of period	7,266,080	8,186,194
Cash and cash equivalents at end of period	$7,807,579	$5,725,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage radiopharmaceutical company focused on developing innovative treatments for cancer patients. Monopar is prioritizing its focus and resources toward its radiopharmaceutical programs in discovery and development, in particular: 1) MNPR-101-Zr, a clinical stage uPAR-targeted radiodiagnostic imaging agent; and 2) MNPR-101-RIT, a late preclinical stage radiotherapeutic for advanced cancers.  Monopar is in the process of winding down its non-radiopharmaceutical programs including camsirubicin and its Phase 1b clinical trial as well as MNPR-202 and its preclinical development. The Company’s strategic focus and resources are being placed on the assets and capabilities it has been building up in the radiopharmaceutical space.

Liquidity

The Company has incurred an accumulated deficit of approximately $61.8 million as of March 31, 2024. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through June 30, 2025. The Company’s ability to fund its future operations, including the continued clinical development of its radiopharmaceutical programs, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Risks and Uncertainties

The termination of the Company’s Validive clinical trial at the end of March 2023 resulted in a decrease in the Company’s stock price. The closing bid price of the Company’s stock fell below $1.00 for more than 30 consecutive trading days, and on August 28, 2023, the Company received a notice from Nasdaq stating that it is out of compliance with Nasdaq listing standards giving the Company 180 days to regain compliance. On February 27, 2024, the Company was granted a second 180-day period to regain compliance; there can be no assurance that the Company will regain compliance within Nasdaq’s extended time limits and requirements. If the Company does not regain compliance, the Company would face delisting and it may have serious adverse consequences on the Company’s ability to raise funds, which may cause Monopar to delay, restructure or otherwise reconsider its operations. If it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the impacts on the Company’s stock price are uncertain and could be adverse.

Market variables over which the Company has no control, such as inflation of product costs, higher capital costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could cause the Company to suffer significant increases in its operating and administrative expenses.

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities or allies, have increased fuel costs and may cause shipping delays. In addition, the Israel-Hamas war has created additional uncertainties. The broader economic, trade and financial market consequences of these events are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials, may delay the manufacture of its clinical materials, restrict the availability of radioisotopes,  may increase costs of other goods and services, or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical and development program and on the Company’s financial condition.

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

March 31, 2024

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2024, and the Company’s condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, and the Company’s condensed consolidated cash flows for the three months ended March 31, 2024 and 2023.

The interim condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the condensed consolidated results of operations or cash flows which may be reported for the remainder of 2024 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In March 2024, the Company analyzed its cash requirements at least through June 2025 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2024 and December 31, 2023, consisted of two money market accounts and U.S. Treasury Bills.

Investments

The Company considers all of its investments in debt securities (U.S. Government or Agencies), with maturities at the date of purchase from over three months to one year to be available-for-sale securities. These investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Realized gains and losses from the sale of investments, if any are determined, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of March 31, 2024 consisted of U.S. Treasury Bills with maturities of over three months to one year.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of March 31, 2024, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2024 and 2023. The following table presents the assets and liabilities that are reported at fair value on the Company's condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 as of March 31, 2024 and December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2024	Level 1	Total
Assets:
Cash equivalents(1)	$7,249,787	$7,249,787
Investments(2)	985,730	985,730
Total	$8,235,517	$8,235,517

December 31, 2023	Level 1	Total
Assets:
Cash equivalents(1)	$6,544,910	$—
Total	$6,544,910	$—

(1)

Cash equivalents as of March 31, 2024 and December 31, 2023, represent the fair value of the Company’s investment in two money market accounts and U.S. Treasury Bills with maturities at the date of purchase of three months or less.

(2)	Investments represents the fair value of the Company’s investment in U.S. Treasury Bills with maturities at the date of purchase over three months to one year.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Net Loss per Share

Net loss per share for the three months ended March 31, 2024 and 2023, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three months ended March 31, 2024 and 2023, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (15,979,816 and 13,105,831 shares for the three months ended March 31, 2024 and 2023, respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period. As of March 31, 2024 and 2023, potentially dilutive securities included stock-based awards to purchase up to 2,485,535 and 2,745,916 shares of the Company’s common stock, respectively. For the three months ended March 31, 2024 and 2023, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

During the three months ended March 31, 2024 and 2023, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2024 and 2023, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of March 31, 2024 and December 31, 2023. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2024 and 2023, the Company did not have any interest or penalties associated with unrecognized tax benefits.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. For stock options granted in 2023, the expected volatility rates are estimated based on the Company’s historical actual volatility over the three-year period from its initial public offering on December 18, 2019 through December 31, 2022. For awards granted during the three months ended March 31, 2024, the expected volatility rates were estimated based on the Company’s historical actual volatility over the four-year period from its initial public offering on December 18, 2019, through December 31, 2023. The expected term for options granted to date is estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Recent Accounting Pronouncements

In October 2023, the FASB issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements and are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective with early adoption prohibited. For all other entities, the amendments will be effective two years later. In accordance with ASU 2023-06, the Company has added Note 7 – Net Loss per Share.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU improves income tax disclosure requirements and will require more detailed information on several income tax disclosures, such as income taxes paid and the income tax rate reconciliation table. The standard is effective for public business entities with annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.  The Company does not expect a material impact to its consolidated financial statements based on adoption of this ASU.

Note 3 - Investments

As of March 31, 2024, the Company had two money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash and cash equivalents and available-for-sale investments with contractual maturities of three months to one year categorized as investments invested as follows:

As of March 31, 2024	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$5,443,310	$28,435	$5,471,745
Money Market Accounts	2,746,797	—	2,746,797
Total	$8,190,107	$28,435	$8,218,542

As of March 31, 2024, there were no available-for-sale securities in an unrealized-loss position. U.S. Treasury Bills classified as investments on the condensed consolidated balance sheet as of  March 31, 2024 were approximately $986,000.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

As of  December 31, 2023 the Company had two money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash and cash equivalents as follows:

As of December 31, 2023	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$2,971,103	$9,237	$2,980,340
Money Market Accounts	3,564,570	—	3,564,570
Total	$6,535,673	$9,237	$6,544,910

As of December 31, 2023, there were no available-for-sale securities in an unrealized-loss position. There were no U.S. Treasury Bills classified as investments on the condensed consolidated balance sheet as of  December 31, 2023.

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

During the three months ended March 31, 2024, the Company sold 2,545,305 shares of its common stock at an average gross price per share of $1.29 for net proceeds of $3,194,310, after fees and commissions of $81,932.

During the three months ended March 31, 2023, the Company sold 244,392 shares of its common stock at an average gross price per share of $3.46 for net proceeds of $823,855, after fees and commissions of $21,144. In addition, the Company incurred legal, accounting and other fees totaling $16,517 for net proceeds after fees, commissions and expenses of $807,338.

As of March 31, 2024, the Company had 17,484,175 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

During the three months ended March 31, 2024, the Board of Directors granted to a consultant aggregate stock options for the purchase of 10,000 shares of the Company’s common stock with an exercise price of $0.3402 per share vesting monthly over 12-months. The stock option grant has a 10-year term. No restricted stock units were granted in the three months ended March 31, 2024.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on the grant date on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2023	2,109,001	$4.01
Granted(1)	10,000	0.34
Forfeited(2)	—	—
Balances at March 31, 2024	2,119,001	4.00
Unvested options outstanding expected to vest(3)	543,578	3.30

(1)	10,000 options vest as follows: options to purchase 10,000 shares of the Company’s common stock vest monthly over one year.

(2)	There were no forfeitures during the three months ended March 31, 2024.

(3)	Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

A summary of options outstanding as of March 31, 2024, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001 - $5.00	1,381,895	6.73	887,939	5.73
$5.01 - $10.00	617,942	5.25	568,320	5.09
$10.01 - $15.00	113,039	5.84	113,039	5.84
$15.01 - $20.00	6,125	5.84	6,125	5.84
	2,119,001	6.25	1,575,423	5.51

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(#)	per Unit ($)
Unvested balance at December 31, 2023	418,091	3.40
Granted(1)	—	—
Vested	(51,557)	4.91
Unvested Balance at March 31, 2024	366,534	3.19

(1) There were no restricted stock units granted during the three months ended March 31, 2024.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended March 31,
	2024	2023

Stock options granted	10,000	508,902
Weighted-average grant date fair value per share	$0.25	$2.38
Fair value of shares vested	$178,650	$223,273

As of  March 31, 2024, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $264,298 and $2,556 respectively. The weighted-average exercise price in aggregate was $4.00 which includes $4.24 for fully vested stock options and $3.30 for stock options expected to vest. As of  March 31, 2024, unamortized unvested balance of stock-based compensation was $2.5 million, to be amortized over the following 2.26 years.

During the three months ended  March 31, 2024 and 2023, the Company recognized $155,255 and $244,337 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $173,406 and $231,872 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 6 - Related Party Transactions

As of March 31, 2024, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 24.5% of Monopar’s common stock and during the three months ended March 31, 2024, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of March 31, 2024. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

Note 7 - Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except for net loss per share)	2024	2023
Numerator:
Net loss	$(1,641)	$(2,435)

Denominator:
Weighted-average common shares outstanding, basic and diluted	15,980	13,106

Net loss per common share, basic and diluted	$(0.10)	$(0.19)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share
Stock options to purchase common stock	2,119	2,146
Unvested restricted stock units	367	600

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if the Company achieves all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will achieve any milestones. As of March 31, 2024, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

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

Overview

We are a clinical stage radiopharmaceutical company focused on developing innovative treatments for cancer patients. We are building a drug development pipeline through in-house development as well as the licensing and acquisition of therapeutics in late preclinical or in clinical development stages. We leverage our scientific and clinical experience to help reduce the risk of and accelerate the clinical development of our drug product candidates.

Financial Status

Our cash, cash equivalents and investments as of March 31, 2024, were $8.8 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through June 30, 2025 for us to: (1) continue to conduct and conclude our first-in-human clinical trial with our MNPR-101-Zr radiopharmaceutical program; and (2) advance our MNPR-101-RIT preclinical programs into the clinic. We are in the process of winding down the camsirubicin Phase 1b clinical trial and the preclinical development of MNPR-202 due to focusing our finite financial resources on our radiopharmaceutical programs. We will require additional funding to further advance our clinical and preclinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source over the past three years was sales of shares of our common stock under at-the-market sales programs through Capital on Demand™ Sales Agreements with JonesTrading Institutional Services LLC (“Jones Trading”). For the three months ended March 31, 2024, we sold 2,545,305 shares of our common stock at an average gross price per share of $1.29 for net proceeds of $3,194,310, after fees and commissions of $81,932. There have been no additional sales of shares of our common stock after March 31, 2024 through the date of this filing.

Our Product Pipeline

The radiopharma space has had numerous positive recent developments and announcements, from acquisitions to clinical data to reimbursement rates to commercial demand. Since this past December alone, four significant acquisitions have been publicly announced or completed which have had upfront payments ranging from approximately $1 billion to over $4 billion (BMS/RayzeBio, AstraZeneca/Fusion Pharma, Eli Lilly/POINT BioPharma, and Novartis/ Mariana Oncology).

We have been generating promising preclinical data, and recently entered the clinic with our novel, proprietary MNPR-101 radiopharma program targeting the urokinase plasminogen activator receptor (uPAR). Based on these advances, we have made the strategic decision to focus our resources on the assets and capabilities we have been building up in the radiopharma space. As such, we are winding down our non-radiopharma programs, including camsirubicin (and our Phase 1b clinical trial) as well as MNPR-202. We are targeting launching our second radiopharma clinical trial as early as the end of this year or the first quarter of 2025.

MNPR-101 for Radiopharmaceutical Use, Development Update

Monopar has a proprietary first-in-class humanized monoclonal antibody, MNPR-101, that targets the urokinase plasminogen activator receptor ("uPAR"). uPAR is expressed on several of the more aggressive, deadly cancers including pancreatic, breast, colorectal, and bladder. Monopar has conjugated MNPR-101 to imaging and therapeutic radioisotopes for the purpose of creating highly precise radiopharmaceutical agents that have the potential to image and treat tumors expressing uPAR while sparing healthy tissues. In February 2024, we announced promising preclinical data and received regulatory clearance in Australia to commence a first-in-human Phase 1 imaging and dosimetry clinical trial with our novel MNPR-101-Zr (MNPR-101 conjugated to zirconium-89) in patients with advanced cancers. On April 10, 2024, we announced that our Phase 1 trial is active and recruiting patients. Our MNPR-101-RIT program, a therapeutic radioisotope conjugated to MNPR-101, is targeted to initiate a Phase 1 clinical trial by Q4 2024 / Q1 2025. We are also actively exploring opportunities to expand our radiopharmaceutical pipeline.

Wind Down of Camsirubicin and MNPR-202 Development

We have reprioritized our resources and funds toward the advancement of our radiopharmaceutical programs. As a result of this reprioritization, we intend to wind down in Q2 2024 our Phase 1b open-label camsirubicin clinical trial and the preclinical development of MNPR-202.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Key elements of our strategy to achieve this goal are to:

●

Prioritize the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, we have prioritized our resources and funds toward the development of our radiopharmaceutical programs. With promising preclinical results utilizing radiolabeled MNPR-101 in hand, we were cleared to conduct a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers and the trial is active and recruiting patients.  We expect to complement the imaging and dosimetry study with the initiation of a therapeutic study using MNPR-101-RIT in Q4 2024 or Q1 2025.

●	Subject to availability of funds, expand our drug development pipeline through in-licensing and acquisition of product candidates. We plan to continue the expansion of our drug development pipeline through acquiring or in-licensing additional product candidates, particularly those that leverage existing scientific and clinical data that helps reduce the risks of the next steps in clinical development. The focus on this front will include identifying novel targets and candidates complementing our radiopharmaceutical programs.

●

Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading radiopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics), and Tactic Pharma, LLC (“Tactic Pharma”) (sale of lead asset, choline tetrathiomolybdate, was ultimately acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca).

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

Recently Issued and Adopted Accounting Pronouncements

During the three months ended March 31, 2024, there were two recently issued accounting pronouncements that are described in more detail in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Going Concern Assessment

We apply Accounting Standards Codification 205-40 ("ASC 205-40"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which the Financial Accounting Standards Board ("FASB") issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC-205-40 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued when applicable). Further, a company must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." In March 2024, we analyzed our cash requirements at least through June 30, 2025 and we have determined that, based upon our current available cash, we have no substantial doubt about our ability to continue as a going concern.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. We granted 10,000 options to purchase shares of common stock to a consultant during the three months ended March 31, 2024. For awards granted during the three months ended March 31, 2024, the expected volatility rates are estimated based on our actual historical volatility over the four-year period from our initial public offering on December 18, 2019, through December 31, 2023. The expected term for stock options granted during the three months ended March 31, 2024, and 2023, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as we account for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2024	2023	Variance
Research and development expenses	$966	$1,653	$(687)
General and administrative expenses	757	872	(115)
Total operating expenses	1,723	2,525	(802)
Operating loss	(1,723)	(2,525)	802
Interest income	82	90	(8)
Net loss	$(1,641)	$(2,435)	$794

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2024 were $966,000, compared to $1,653,000 for the three months ended March 31, 2023. This represents a decrease of $687,000 attributed to a decrease of $716,000 in Validive clinical trial-related expenses due to the closure of the trial in March 2023, partially offset by a net increase of $29,000 due to other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended March 31, 2024 were $757,000, compared to $872,000 for the three months ended March 31, 2023. This represents a decrease of $115,000 primarily attributed to (1) a decrease in stock based compensation to the board of directors of $70,000 as no equity awards were issued in the first quarter of 2024, (2) a reduction of $62,000 in patent expenses related to the closure of the Validive trial, and (3) a reduction of stock based compensation expenses of $16,000 due to the full vesting of the 2020 grants in the fourth quarter of 2023, partially offset by an increase in consulting, tax services and other G&A expenses of $33,000.

Interest Income

Interest income for the three months ended March 31, 2024, decreased by $8,000 versus the three months ended March 31, 2023, due to less treasury bills which matured in the first quarter of 2024 versus the first quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $61.8 million as of March 31, 2024. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin. We anticipate that the currently available funds as of April 30, 2024 will fund our planned operations at least through June 30, 2025.

We invest our cash equivalents in two money market accounts and U.S. Treasury Bills.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2024	2023	Variance
Net cash used in operating activities	$(1,655)	$(2,271)	$616
Net cash used in investing activities	(983)	(983)	-
Net cash provided by financing activities	3,182	805	2,377
Effect of exchange rates	(2)	(11)	9
Net decrease in cash and cash equivalents	$542	$(2,460)	$3,002

During the three months ended March 31, 2024 and 2023 we had a net cash inflow of $542,000 and a net cash outflow of $2,460,000, respectively. During the three months ended March 31, 2024, versus the three months ended March 31, 2023, the increase in net cash flow of $3,002,000 primarily consisted of (1) a decrease in net cash used in operating activities of $616,000, and (2) an increase in net cash provided by financing activities of $2,377,000 due to the sales of shares of our common stock under at-the-market sales programs.

Cash Flow Used in Operating Activities

The decrease of $616,000 in cash flow used in operating activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily a result of lower net loss due to lower research and development expenses partially offset by changes in accounts payable, accrued expenses and other current liabilities.

Cash Flow Used in Investing Activities

The cash used in investing activities during the three months ended March 31, 2024 and 2023 represent our net investment in two money market accounts and U.S. Treasury Bills maturing or invested in during the periods reported.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, of $2,377,000 was primarily due to higher net proceeds from sales of our common stock under an at-the-market sales program during the three months ended March 31, 2024 when compared to the sales of our common stock during the three months ended March 31, 2023.

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

As a company, we have not completed development through marketing approvals of any therapeutic or imaging products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	progress our MNPR-101-Zr imaging and dosimetry clinical trial in advanced cancer patients;

●	continue the preclinical activities and potentially enter the clinic with MNPR-101-RIT, a therapeutic radioisotope conjugated to MNPR-101;

●	support intellectual property initiatives for our radiopharmaceutical programs;

●

identify and potentially licensing novel targets and drug candidates complementing our radiopharmaceutical programs, and pursue the future preclinical and clinical development and regulatory requirements of such drug product candidates;

●	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

●

develop, or contract for, manufacturing/quality capabilities in order to establish a reliable, high quality supply chain sufficient to support our clinical and specialized radiopharmaceutical requirements and to provide sufficient capacity to launch and supply the market for any product for which we obtain marketing approval; and

●

add or contract for required operational, financial, human resources and management information systems and capabilities and other specialized expert personnel to support our drug product candidate development and planned commercialization efforts.

We anticipate that the funds available as of April 30, 2024 will fund our obligations at least through June 30, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the clinical development progress of MNPR-101-Zr in imaging cancer;

●	the progress of preclinical and potential clinical development of MNPR-101-RIT, a therapeutic radioisotope conjugated to MNPR-101;

●	the progress of preclinical activities towards identifying novel targets and candidates to complement our radiopharmaceutical programs;

●	the number and characteristics of other drug product candidates that we may license, acquire, invent or otherwise pursue;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and international regulatory approvals;

●	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

We have initiated a Phase 1 imaging and dosimetry clinical trial in Australia for our novel radiopharmaceutical imaging agent MNPR-101-Zr (MNPR-101 conjugated to zirconium-89).  This trial is now active and recruiting patients with advanced cancers. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses. Our spending could be significantly accelerated in the future if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months, substantial additional long-term funding is needed to further develop our radiopharmaceutical programs.

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

The termination of our Validive clinical trial due to the no-go decision at the end of March 2023 resulted in a decrease in our stock price. The closing bid price of our stock fell below $1.00 for more than 30 consecutive trading days, and on August 28, 2023, we received a notice from Nasdaq stating that we are out of compliance with Nasdaq listing standards giving us 180 days to regain compliance. On February 27, 2024, we were granted a second 180-day period to regain compliance; there can be no assurance that we will regain compliance within Nasdaq’s extended time limits and requirements. If we do not regain compliance, we would face delisting and it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations. If it is necessary to effect a reverse stock split to attempt to cure the bid price deficiency, the impacts on our stock price are uncertain and could be adverse.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of April 30, 2024, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.

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

Office Lease

We are currently leasing on a month-to-month basis office space for our executive headquarters at 1000 Skokie Blvd., in the Village of Wilmette, Illinois for $4,238 per month.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factors below, there have been no material changes in information regarding our risk factors as described in Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 28, 2024.

Our strategic focus on our radiopharmaceutical program could subject to us to concentrated risks.

As a result of our strategic decision to focus our efforts on our radiopharmaceutical program, a relatively novel approach to cancer imaging and treatment, and wind-down our camsirubicin and MNPR-202 programs, we face concentrated risks.  Although the nature of the risks associated with our radiopharmaceutical program as described in Item 1A of our Annual Report on Form 10-K have not materially changed, because we will not have the benefit of diversified programs going forward, the impacts from those risks should they be realized, or from perceptions of those risks in the market, could be more acute.  In addition, our decision to wind-down our camsirubicin and MNPR-202 programs could adversely impact our stock price.  Following our decision to wind-down our Validive program in 2023, our stock price suffered significant declines.  We cannot predict what impact our decision to focus on our radiopharmaceutical program and wind-down our other programs will have on our stock price or financing prospects.

Item 5. Other Information

During the quarter ended  March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MONOPAR THERAPEUTICS INC.

Dated: May 9, 2024	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: May 9, 2024	By:	/s/ Kim R. Tsuchimoto
	Name:	Kim R. Tsuchimoto
	Title:	Chief Financial Officer and Director (Principal Financial Officer)