Form 10-Q
period 2024-06-30
Monopar Therapeutics
filed 2024-08-09
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of July 31, 2024, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	17,601,827

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●	our ability to raise sufficient funds within the next 12 months in order for us to support continued clinical development of our radiopharmaceutical programs; as well as our ability to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, the approval processes and, if applicable, commercialization;

●	our ability to regain compliance with the Nasdaq listing standards requiring our stock closing bid price to be at least $1.00 for at least 10 consecutive trading days (and potentially up to 20) by August 26, 2024 (which is expected to be accomplished by effecting a reverse stock split as described herein, and could result in an uncertain impact on our stock price), and if more time is needed to regain compliance our ability to win an appeal to Nasdaq requesting additional time;

●	our ability to raise funds on acceptable terms;

●	our ability to find a suitable pharmaceutical partner or partners to further our development efforts, under acceptable financial terms;

●	risks and uncertainties associated with our or our development partners' research and development activities, including preclinical studies, clinical trials, regulatory submissions, and manufacturing and quality expenses;

●	known and unknown risks associated with developing new radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate into our drug candidates;

●	the rate of market acceptance and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market any such products as compared to larger pharmaceutical firms;

●	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources of experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms;

●	the impact of the U.S. Presidential and Congressional election results affecting the economy and future government laws and regulations including increased governmental control of healthcare and pharmaceuticals, resulting in direct price controls driving lower prices, other governmental regulations affecting cost requirements and structures for selling therapeutic or imaging products, and recent governmental legislation affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impact any resurgence of COVID-19 or another pandemic could have on our ability to advance our clinical programs and raise additional financing;

●	the cumulative impact of domestic and global inflation, volatility in financial markets and/or the potential for an economic recession increasing our costs of obtaining goods and services or making financing more difficult to obtain on acceptable terms or at all;

●	the uncertain impact of the Russia-Ukraine war or the Israel-Hamas war on our clinical material manufacturing expenses and timelines, as well as on general political, economic, trade and financial market conditions; and

●	uncertainty of our financial projections and operational timelines and the development of new competitive products and technologies.

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

●

Funds raised to date are not sufficient to support clinical development of our radiopharmaceutical programs beyond our ongoing Phase 1 imaging and dosimetry clinical trial in advanced cancers. If we are unable to raise enough funds within the next 12 months from the sale of our common stock or other financing efforts, or conclude a strategic agreement or collaboration such as out-licensing our product candidates, or enter into a clinical or commercial partnership, we will likely have to terminate one or more programs. There can be no assurance that we will be able to secure such financing or find a suitable development partner on satisfactory terms.

●	On August 28, 2023, we received a notice from Nasdaq stating that we were out of compliance with Nasdaq listing standards giving us 180 days to regain compliance with the minimum bid price requirement. On February 27, 2024, we received a notice from Nasdaq granting us an additional 180-day period to regain compliance. If we do not regain compliance by August 26, 2024, by trading above $1.00 for at least 10 consecutive trading days, which is expected to be accomplished by effecting a reverse stock split as described herein or winning an appeal to extend the deadline, we will face delisting and it may have serious adverse consequences on our stock price and our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations. On August 5, 2024, the stockholders approved the reverse stock split proposal at the Annual Meeting of Stockholders, which provided the Board of Directors with authority to effect a reverse split within the range of ratios approved by stockholders. Subsequently, the Board of Directors approved a reverse stock split of 1 for 5 shares of the Company's common stock in an attempt to regain compliance with the Nasdaq's continued listing requirements. The Company expects that the reverse stock split will become effective at 5:00 pm on Monday August 12, 2024, and its common stock will begin trading on a split-adjusted basis at the open of trading on Tuesday, August 13, 2024.

●	We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from various U.S. and international governmental agencies and would be severely harmed if we are not granted approvals to manufacture and sell our product candidates.

●	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the marketing and sale of our products, which would adversely affect our financial condition.

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

●

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities, and Russian reduction in gas shipments to the EU and other allies, have increased fuel costs, reduced access to critical supplies and may cause shipping delays. Separately, the Israel-Hamas war has created additional uncertainties. The broader political, economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, delay the manufacture of our clinical materials, restrict the availability of radioisotopes, increase costs of other goods and services or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on our clinical and preclinical programs and on our financial condition.

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

●

The results of the U.S. Presidential and Congressional election including the effects on the economy and future political pressure to lower pharmaceutical prices are a major threat to the economic viability of new research-based pharmaceutical products, and any significant decrease in drug prices could materially and adversely affect the financial appeal of our products and prospects for us to raise additional capital.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023*

Assets

Current assets:
Cash and cash equivalents	$6,119,931	$7,266,080
Investments	998,840	—
Other current assets	61,017	66,433
Total current assets	7,179,788	7,332,513

Operating lease right-of-use asset	—	12,646
Total assets	$7,179,788	$7,345,159

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,089,462	$1,757,393
Total current liabilities and total liabilities	1,089,462	1,757,393

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 17,601,827 and 14,904,497 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	17,602	14,905
Additional paid-in capital	69,627,218	65,793,210
Accumulated other comprehensive income (loss)	8,258	(14,132)
Accumulated deficit	(63,562,752)	(60,206,217)
Total stockholders’ equity	6,090,326	5,587,766
Total liabilities and stockholders’ equity	$7,179,788	$7,345,159

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,130,978	$1,594,713	$2,097,088	$3,248,082
General and administrative	657,806	733,496	1,415,087	1,605,171
Total operating expenses	1,788,784	2,328,209	3,512,175	4,853,253
Loss from operations	(1,788,784)	(2,328,209)	(3,512,175)	(4,853,253)
Interest income	73,475	128,218	155,640	218,706
Net loss	(1,715,309)	(2,199,991)	(3,356,535)	(4,634,547)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,583	(4,385)	748	(15,184)
Unrealized gain (loss) on investments	2,444	(20,180)	21,642	13,464
Comprehensive loss	$(1,711,282)	$(2,224,556)	$(3,334,145)	$(4,636,267)
Net loss per share:
Basic and diluted	$(0.10)	$(0.16)	$(0.20)	$(0.35)
Weighted average shares outstanding:
Basic and diluted	17,514,637	13,420,029	16,747,198	13,263,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity

Balance as of January 1, 2024	14,904,497	$14,905	$65,793,210	$(14,132)	$(60,206,217)	$5,587,766
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $81,932	2,545,305	2,545	3,191,765	—	—	3,194,310
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	34,373	34	(10,772)	—	—	(10,738)
Stock-based compensation (non-cash)	—	—	328,661	—	—	328,661
Net loss	—	—	—	—	(1,641,226)	(1,641,226)
Other comprehensive income, net	—	—	—	18,363	—	18,363
Balance as of March 31, 2024	17,484,175	17,484	69,302,864	4,231	(61,847,443)	7,477,136
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	33,652	34	(10,036)	—	—	(10,002)
Exercise of stock options	84,000	84	—	—	—	84
Stock-based compensation (non-cash)	—	—	334,390	—	—	334,390
Net loss	—	—	—	—	(1,715,309)	(1,715,309)
Other comprehensive income, net	—	—	—	4,027	—	4,027
Balance as of June 30, 2024	17,601,827	$17,602	$69,627,218	$8,258	$(63,562,752)	$6,090,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2023

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2023	12,946,573	$12,947	$61,871,784	$8,942	$(51,804,021)	$10,089,652
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $37,661	244,392	244	807,094	—	—	807,338
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	10,132	10	(10)	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	20,959	21	(16,848)	—	—	(16,827)
Stock-based compensation (non-cash)	—	—	476,209	—	—	476,209
Net loss	—	—	—	—	(2,434,556)	(2,434,556)
Other comprehensive income, net	—	—	—	22,845	—	22,845
Balance at March 31, 2023	13,222,056	13,222	63,138,229	31,787	(54,238,577)	8,944,661
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $26,522	621,227	621	659,374	—	—	659,995
Issuance of common stock to non- employee directors pursuant to vested restricted stock units	10,136	10	(10)			—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	44,662	45	(16,658)	—	—	(16,613)
Stock-based compensation (non-cash)	—	—	473,296	—	—	473,296
Net loss	—	—	—	—	(2,199,991)	(2,199,991)
Other comprehensive loss, net	—	—	—	(24,565)	—	(24,565)
Balance at June 30, 2023	13,898,081	$13,898	$64,254,231	$7,222	$(56,438,568)	$7,836,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(3,356,535)	$(4,634,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	663,051	949,505
Changes in operating assets and liabilities, net
Other current assets	14,014	(63,891)
Accounts payable, accrued expenses and other current liabilities	(656,989)	(623,648)
Operating lease right-of-use assets and liabilities, net	4,238	—
Net cash used in operating activities	(3,332,221)	(4,372,581)
Cash flows from investing activities:
Purchase of short-term investments	(985,730)	(4,921,873)
Maturities of short-term investments	—	6,892,238
Net cash (used in) provided by investing activities	(985,730)	1,970,365
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	3,192,618	1,479,416
Taxes paid related to net share settlement of vested restricted stock units	(20,740)	(33,440)
Cash proceeds from the issuance of stock upon exercise of stock options	84	—
Net cash provided by financing activities	3,171,962	1,445,976
Effect of exchange rates	(160)	(15,197)
Net decrease in cash and cash equivalents	(1,146,149)	(971,437)
Cash and cash equivalents at beginning of period	7,266,080	8,186,194
Cash and cash equivalents at end of period	$6,119,931	$7,214,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage radiopharmaceutical company focused on developing innovative treatments for cancer patients. Monopar is prioritizing its focus and resources toward its Phase 1-stage MNPR-101-Zr for imaging advanced cancers and late preclinical-stage MNPR-101 radio-immuno-therapeutic ("RIT") for the treatment of advanced cancers, as well as early development programs against solid cancers. Monopar is in the process of winding down its non-radiopharmaceutical programs, including camsirubicin and its Phase 1b clinical trial as well as MNPR-202 and its preclinical development. The Company’s strategic focus and resources are being placed on the assets and capabilities it has been building up in the radiopharmaceutical space.

Liquidity

The Company has incurred an accumulated deficit of approximately $63.6 million as of June 30, 2024. To date, the Company has primarily funded its operations with the net proceeds from the Company’s initial public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through August 31, 2025. The Company’s ability to fund its future operations, including the continued clinical development of its radiopharmaceutical programs, is dependent upon its ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In June 2024, the Company analyzed its cash requirements at least through August 2025 and has determined that, based upon the Company’s current available cash, the Company has no substantial doubt about its ability to continue as a going concern.

Risks and Uncertainties

On August 28, 2023, the Company received a notice from Nasdaq stating that it is out of compliance with Nasdaq listing standards giving the Company 180 days to regain compliance with the minimum bid price requirement. On February 27, 2024, the Company was granted a second 180-day period to regain compliance; there can be no assurance that the Company will regain compliance within Nasdaq’s extended time limits and requirements. If the Company does not regain compliance, the Company will face delisting and it may have serious adverse consequences on the Company’s ability to raise funds, which may cause Monopar to delay, restructure or otherwise reconsider its operations. To attempt to cure the bid price deficiency, the Company expects that a reverse stock split at a ratio of 1 for 5 shares will become effective at 5:00 pm on Monday August 12, 2024, and its common stock will begin trading on a split-adjusted basis at the open of trading on Tuesday, August 13, 2024. However, there is no assurance that the Company will regain compliance, and the impacts on the Company's stock price are uncertain and could be adverse.

Market variables over which the Company has no control, such as inflation of product costs, higher capital costs, labor rates and fuel, freight and energy costs, as well as geopolitical events could cause the Company to suffer significant increases in its operating and administrative expenses.

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities or allies, have increased fuel costs and may cause shipping delays. In addition, the Israel-Hamas war has created additional uncertainties. The broader political, economic, trade and financial market consequences of these events are uncertain at this time, which may increase the cost of supplies for the Company’s clinical materials, may delay the manufacture of its clinical materials, restrict the availability of radioisotopes,  may increase costs of other goods and services, or make it more difficult or costly to raise additional financing, any of which could cause an adverse effect on the Company’s clinical and preclinical programs and on the Company’s financial condition.

There remains uncertainties as to the long-term impacts of COVID-19 or any potential resurgences thereof. The Company is unable to estimate COVID-19’s or any future pandemic disease's financial impact or duration in light of treatment options and potential surges of new cases from current or future COVID-19 variants or a future pandemic or its potential impact on the Company’s current clinical trial and preclinical programs, including COVID-19’s or a future pandemic's effect on drug candidate manufacturing, shipping, patient recruitment at clinical sites and regulatory agencies around the globe.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2024, and the Company’s condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2024 and 2023.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2024 and December 31, 2023, consisted of two money market accounts and U.S. Treasury Bills.

Investments

The Company considers all of its investments in debt securities (U.S. Government or Agencies), with maturities at the date of purchase from over three months to one year to be available-for-sale securities. These investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Realized gains and losses from the sale of investments, if any are determined, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of June 30, 2024 consisted of U.S. Treasury Bills with maturities of less than three months.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of June 30, 2024, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2024 and 2023. The following table presents the assets and liabilities that are reported at fair value on the Company's condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 2 or Level 3 as of June 30, 2024 and December 31, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2024	Level 1	Total
Assets:
Cash equivalents(1)	$5,878,877	$5,878,877
Investments(2)	998,840	998,840
Total	$6,877,717	$6,877,717

December 31 2023	Level 1	Total
Assets:
Cash equivalents(1)	$6,544,910
Total	$6,544,910	$—

(1)

Cash equivalents as of June 30, 2024 and December 31, 2023, represent the fair value of the Company’s investment in two money market accounts and U.S. Treasury Bills with maturities at the date of purchase of three months or less.

(2)	Investments represents the fair value of the Company’s investment in U.S. Treasury Bills with maturities at the date of purchase over three months to one year.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Net Loss per Share

Net loss per share for the three and six months ended June 30, 2024 and 2023, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three and six months ended June 30, 2024 and 2023, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (17,514,637 and 13,420,029 shares for the three months ended June 30, 2024 and 2023 respectively, 16,747,198 and 13,263,770 shares for the six months ended June 30,2024 and 2023 respectively) and b) potentially dilutive shares of common stock (such as stock options and restricted stock units) outstanding during the period determined using the treasury stock method. As of June 30, 2024 and 2023, potentially dilutive securities included stock-based awards to purchase up to 2,452,747 and 2,639,566 shares of the Company’s common stock, respectively. For the three and six months ended June 30, 2024 and 2023, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

During the three and six months ended June 30, 2024 and 2023, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2024 and 2023, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of June 30, 2024 and December 31, 2023. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months), on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2024 and 2023, the Company did not have any interest or penalties associated with unrecognized tax benefits.

The Company is subject to U.S. Federal, Illinois and California state income taxes. In addition, the Company is subject to local tax laws of France and Australia. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Monopar was originally formed as an LLC in December 2014, then incorporated on December 16, 2015. The Company is subject to U.S. Federal, state and local tax examinations by tax authorities for the tax years 2015 through 2022. The Company does not anticipate significant changes to its current uncertain tax positions through June 30, 2024. The Company plans on filing its U.S. Federal and state tax returns for the year ended December 31, 2023, prior to the extended filing deadlines in all jurisdictions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. For stock options granted in 2023, the expected volatility rates are estimated based on the Company’s historical actual volatility over the three-year period from its initial public offering on December 18, 2019 through December 31, 2022. For awards granted during the three months ended June 30, 2024, the expected volatility rates were estimated based on the Company’s historical actual volatility over the four-year period from its initial public offering on December 18, 2019, through December 31, 2023. The expected term for options granted to date is estimated using the simplified method. Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU improves income tax disclosure requirements and will require more detailed information on several income tax disclosures, such as income taxes paid and the income tax rate reconciliation table. The standard is effective for public business entities with annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and related disclosures.  The Company does not expect a material impact to its condensed consolidated financial statements based on adoption of this ASU.

Note 3 - Investments

As of June 30, 2024, the Company had two money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash and cash equivalents and available-for-sale investments with contractual maturities of three months to one year categorized as investments invested as follows:

As of June 30, 2024	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Bills	$3,657,927	$30,879	$3,688,806
Money Market Accounts	3,188,911	—	3,188,911
Total	$6,846,838	$30,879	$6,877,717

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

As of June 30, 2024, there were no available-for-sale securities in an unrealized-loss position. U.S. Treasury Bills classified as investments on the condensed consolidated balance sheet as of  June 30, 2024 were approximately $999,000.

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

Sales of Common Stock

On April 20, 2022, the Company entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which Monopar may offer and sell, from time to time, through or to JonesTrading, as sales agent or principal, shares of Monopar’s common stock. On April 20, 2022, the Company filed a prospectus supplement with the U.S. Securities and Exchange Commission relating to the offer and sale of its common stock from time to time pursuant to the agreement up to an aggregate amount of $4,870,000. In addition, the Company filed a new Form S-3, which included therein a prospectus to increase the aggregate amount under this agreement to $6,505,642 under which $5,446,975 has been sold to date and $1,058,667 is remaining. The Form S-3 was declared effective by the Securities and Exchange Commission on January 4, 2023, at which time the prospectus included therein replaced the prior prospectus supplement. Expenses related to these financing activities were recorded as offering costs (a reduction of additional paid in capital) on the Company’s condensed consolidated statement of stockholders’ equity for the period.

During the six months ended June 30, 2024, the Company sold 2,545,305 shares of its common stock at an average gross price per share of $1.29 for net proceeds of $3,194,310, after fees and commissions of $81,932.

During the six months ended June 30, 2023, the Company sold 865,619 shares of its common stock at an average gross price per share of $1.77 for net proceeds of $1,493,205, after fees and commissions of $38,312. In addition, the Company incurred legal, accounting and other fees totaling $25,872 for net proceeds after fees, commissions and expenses of $1,467,333.

As of June 30, 2024, the Company had 17,601,827 shares of common stock issued and outstanding.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 5 - Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time, approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 700,000 shares of stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 1,600,000 shares of common stock, which subsequently was approved by the Company’s stockholders. In April 2020, the Company’s Board of Directors voted to increase the stock award pool to 3,100,000 (an increase of 1,500,000 shares of common stock), which was approved by the Company’s stockholders in June 2020. In April 2021, the Company’s Board of Directors voted to approve an amendment to the 2016 Stock Incentive Plan to remove certain individual award limits and other provisions related to I.R.C. Section 162(m) and to update the limit on Incentive Stock Options to no more that 100% of the maximum aggregate number of shares which may be granted under the plan, which was approved by the Company’s stockholders in June 2021. In March 2022, the Company’s Board of Directors voted to increase the stock award pool to 5,100,000 (an increase of 2,000,000 shares of common stock), which was approved by the Company’s stockholders in June 2022.  On August 5, 2024, the Company's Stockholders approved a proposal to amend the 2016 Stock Incentive Plan.  As a result the total number of shares reserved for issuance under the Amended 2016 Plan would increase from 5,100,000 to 7,100,000.

During the six months ended June 30, 2024, the Board of Directors granted to a consultant aggregate stock options for the purchase of 10,000 shares of the Company’s common stock with an exercise price of $0.3402 per share vesting monthly over 12 months and to an officer aggregate stock options for the purchase of 25,000 shares of the Company's common stock with an exercise price of $0.6146 per share vesting over 4 years. In addition, during the six months ended June 30, 2024, the Company’s Plan Administrator Committee granted to non-officer employees and a new employee aggregate stock options for the purchase of 43,592 shares of the Company’s common stock with exercise prices ranging from $0.651 to $0.679 per share which vest over 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on the grant date on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2023	2,109,001	$4.01
Granted(1)	78,592	0.60
Forfeited(2)	—	—
Exercised	(84,000)	0.001
Balances at June 30, 2024	2,103,593	4.05
Unvested options outstanding expected to vest(3)	539,306	2.96

(1)

78,592 options vest as follows: options to purchase 10,000 shares of the Company’s common stock vest monthly over one year; options to purchase 68,592 shares of the Company's common stock vest 6/48ths on the six-month anniversary of vesting commencement date and 1/48th per month thereafter.

(2)	There were no forfeitures during the six months ended June 30, 2024.

(3)	Forfeitures only include known forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

A summary of options outstanding as of June 30, 2024, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.001 - $5.00	1,366,487	6.94	864,151	6.05
$5.01 - $10.00	617,942	5.00	580,972	4.89
$10.01 - $15.00	113,039	5.59	113,039	5.59
$15.01 - $20.00	6,125	5.59	6,125	5.59
	2,103,593	6.29	1,564,287	5.58

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(#)	per Unit ($)
Unvested balance at December 31, 2023	418,091	3.40
Granted(1)	29,973	0.65
Vested	(98,910)	4.10
Unvested Balance at June 30, 2024	349,154	2.97

(1) There were 29,973 restricted stock units granted during the six months ended June 30, 2024.  These units vest 6/48ths on the six-month anniversary of vesting commencement date and 3/48ths per quarter thereafter.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Stock options granted	68,592	—	78,592	508,902
Weighted-average grant date fair value per share	$0.51	$—	$0.48	$2.38
Fair value of shares vested	$181,084	$305,087	$359,734	$528,360

As of  June 30, 2024, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $223,545 and $7,746 respectively. The weighted-average exercise price in aggregate was $4.05 which includes $4.42 for fully vested stock options and $2.96 for stock options expected to vest. As of  June 30, 2024, unamortized unvested balance of stock-based compensation was $2.2 million, to be amortized over the following 1.9 years.

During the three months ended  June 30, 2024 and 2023, the Company recognized $156,822 and $256,297 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $177,568 and $216,999 as research and development expenses, respectively. During the six months ended  June 30, 2024 and 2023, the Company recognized $312,077 and $500,634 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $350,767 and $448,871 as research and development expenses, respectively.  The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

Note 6 - Related Party Transactions

As of June 30, 2024, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 24.3% of Monopar’s common stock. During the three and six months ended June 30, 2024, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: Two of the Company’s board members were also Managing Members of Tactic Pharma as of June 30, 2024. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation. Michael Brown is a Managing Member of Tactic Pharma (as of February 1, 2019, with no voting power as it relates to Monopar), a previous managing member of Monopar as an LLC, common stockholder and Board member of Monopar as a C Corporation.

Note 7 - Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for net loss per share)	2024	2023	2024	2023
Numerator:
Net loss	$(1,715)	$(2,200)	$(3,357)	$(4,635)

Denominator:
Weighted-average common shares outstanding, basic and diluted	17,515	13,420	16,747	13,264

Net loss per common share, basic and diluted	$(0.10)	$(0.16)	$(0.20)	$(0.35)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share
Stock options to purchase common stock	2,104	2,114	2,104	2,114
Unvested restricted stock units	349	526	349	526

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, the Company is obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if the Company achieves all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that the Company will achieve any milestones. As of June 30, 2024, the Company had not reached any milestones and has not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial.  The Company's MNPR-101 radiopharma program is in Phase 1 and the Company cannot reliably predict when the program will enter Phase 2 if at all.

NorthStar Medical Radioisotopes, LLC ("NorthStar")

In June 2024, the Company entered into a long-term, non-exclusive master supply agreement for NorthStar to provide Monopar with the therapeutic radioisotope actinium-225 ("Ac-225"). The original collaboration agreement was amended at that time to clarify certain economic terms and those related to jointly developed intellectual property rights for Monopar’s MNPR-101 for radiopharmaceutical use. Monopar has acquired those rights from NorthStar, together with certain broad, jointly developed intellectual property pertaining to MNPR-101, giving Monopar full ownership and title to its lead MNPR-101 radiopharmaceutical platform. Both companies will share ownership of the filed patent application on the use of PCTA as a linker with Ac-225, which has shown with MNPR-101 superior binding and yield with Ac-225 over the current industry-leading linker, DOTA.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

Note 9 – Subsequent Events

On August 5, 2024, the Company conducted its Annual Meeting of Stockholders in which the stockholders approved among other items, a proposal to amend the Company's Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares, which provided the Board of Directors with authority to effect a reverse split within a specified range of ratios. Subsequently, the Board of Directors has approved a reverse stock split of 1 for 5 shares of the Company's common stock in an attempt to regain compliance with the Nasdaq's continued listing requirements. The Company expects that the reverse stock split will become effective at 5:00 pm on Monday August 12, 2024, and its common stock will begin trading on a split-adjusted basis at the open of trading on Tuesday, August 13, 2024.

The share or per share amounts included in these financial statements or accompanying notes have not been adjusted to account for the anticipated reverse stock split. The following table reflects the pro forma effect of the stock split and Company's earnings per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for net loss per share)	2024	2023	2024	2023
Numerator:
Net loss	$(1,715)	$(2,200)	$(3,357)	$(4,635)

Denominator:
Weighted-average common shares outstanding, basic and diluted	3,503	2,685	3,350	2,653

Net loss per common share, basic and diluted	$(0.49)	$(0.82)	$(1.00)	$(1.75)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share
Stock options to purchase common stock	421	423	421	423
Unvested restricted stock units	70	106	70	106

Furthermore, at the Annual Meeting of Stockholders, a proposal to amend the 2016 Stock Incentive Plan was approved.  As a result the total number of shares reserved for issuance under the Amended 2016 Plan would increase from 5,100,000 to 7,100,000.  As a result of the above mentioned stock split, the total proforma number of shares reserved for issuance would adjust to 1,420,000.

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

Financial Status

Our cash, cash equivalents and investments as of June 30, 2024, were $7.1 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through August 31, 2025 for us to: (1) continue to conduct and conclude our first-in-human clinical trial with our MNPR-101-Zr radiopharmaceutical program; and (2) advance our MNPR-101-RIT preclinical program into the clinic. We are in the process of winding down the camsirubicin Phase 1b clinical trial and the preclinical development of MNPR-202 due to focusing our finite financial resources on our radiopharmaceutical programs. We will require additional funding to further advance our clinical and preclinical programs and we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations.

Our primary funding source over the past three years was sales of shares of our common stock under at-the-market sales programs through Capital on Demand™ Sales Agreements with JonesTrading Institutional Services LLC (“Jones Trading”). For the six months ended June 30, 2024, we sold 2,545,305 shares of our common stock at an average gross price per share of $1.29 for net proceeds of $3,194,310, after fees and commissions of $81,932. There have been no additional sales of shares of our common stock since March 31, 2024.

Our Product Pipeline

The radiopharma space has had numerous positive recent developments and announcements, from acquisitions to clinical data to reimbursement rates to commercial demand. Since this past December alone, four significant acquisitions have been publicly announced or completed which have had upfront payments ranging from approximately $1 billion to over $4 billion (BMS/RayzeBio, AstraZeneca/Fusion Pharma, Eli Lilly/POINT BioPharma, and Novartis/Mariana Oncology).

We have been generating promising preclinical data, and recently entered the clinic with our novel, proprietary MNPR-101 radiopharma program targeting the urokinase plasminogen activator receptor (uPAR). Based on these advances, we have made the strategic decision to focus our resources on the assets and capabilities we have been building up in the radiopharma space. As such, we are in the process of winding down our non-radiopharma programs, including camsirubicin (and our Phase 1b clinical trial) as well as MNPR-202. We are on track to initiate in the fourth quarter of 2024 our second radiopharma clinical trial.

MNPR-101 for Radiopharmaceutical Use, Development Update

Monopar has a proprietary first-in-class humanized monoclonal antibody, MNPR-101, that targets the urokinase plasminogen activator receptor ("uPAR"). uPAR is expressed on several of the more aggressive, deadly cancers including pancreatic, breast, colorectal, and bladder. Monopar has conjugated MNPR-101 to imaging and therapeutic radioisotopes for the purpose of creating highly precise radiopharmaceutical agents that have the potential to image and treat tumors expressing uPAR while sparing healthy tissues. In February 2024, we announced promising preclinical data and received regulatory clearance in Australia to commence a first-in-human Phase 1 imaging and dosimetry clinical trial with our novel MNPR-101-Zr (MNPR-101 conjugated to zirconium-89) in patients with advanced cancers. On July 9, 2024, we announced that our Phase 1 trial enrolled its first patient. Our MNPR-101-RIT program, a therapeutic radioisotope conjugated to MNPR-101, is on track to initiate a Phase 1 clinical trial in Q4 2024. We are also actively exploring opportunities to expand our radiopharmaceutical pipeline.

Wind Down of Camsirubicin and MNPR-202 Development

We have reprioritized our resources and funds toward the advancement of our radiopharmaceutical programs. As a result of this reprioritization, we are in the process of winding down our Phase 1b open-label camsirubicin clinical trial and the preclinical development of MNPR-202.

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for over $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop and commercialize promising oncology product candidates that address important unmet medical needs of cancer patients. Key elements of our strategy to achieve this goal are to:

●

Prioritize the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, we have prioritized our resources and funds toward the development of our radiopharmaceutical programs. With promising preclinical results utilizing radiolabeled MNPR-101 in hand, we were cleared to conduct a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers and the trial is active and recruiting patients. We expect to complement the imaging and dosimetry study with the initiation of a therapeutic study using MNPR-101-RIT in Q4 2024.

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

Recently Issued and Adopted Accounting Pronouncements

During the three months ended June 30, 2024, there were three recently issued accounting pronouncements that are described in more detail in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Going Concern Assessment

We apply Accounting Standards Codification 205-40 ("ASC 205-40"), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which the Financial Accounting Standards Board ("FASB") issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC-205-40 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date of issuance of the entity's financial statements (or within one year after the date on which the financial statements are available to be issued when applicable). Further, a company must provide certain disclosures if there is "substantial doubt about the entity's ability to continue as a going concern." In June 2024, we analyzed our cash requirements at least through August 31, 2025 and we have determined that, based upon our current available cash, we have no substantial doubt about our ability to continue as a going concern.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the six months ended June 30, 2024, we granted 10,000 options to purchase shares of our common stock to a consultant, 25,000 options to purchase shares of our common stock to an officer and 43,592 options to purchase shares of our common stock to non-officer employees. For awards granted during the three and six months ended June 30, 2024, the expected volatility rates are estimated based on our actual historical volatility over the four-year period from our initial public offering on December 18, 2019, through December 31, 2023. For awards granted during the three and six months ended June 30, 2023, the expected volatility rates are estimated based on our actual historical volatility over the three-year period from our initial public offering on December 18, 2019, through December 31, 2022. The expected term for stock options granted during the three and six months ended June 30, 2024, and 2023, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as we account for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes the results of our operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(in thousands)	2024	2023	Variance	2024	2023	Variance
Research and development expenses	$1,131	$1,595	$(464)	$2,097	$3,248	$(1,151)
General and administrative expenses	658	733	(75)	1,415	1,605	(190)
Total operating expenses	1,789	2,328	(539)	3,512	4,853	(1,341)
Operating loss	(1,789)	(2,328)	539	(3,512)	(4,853)	1,341
Interest income	74	128	(54)	155	219	(64)
Net loss	$(1,715)	$(2,200)	$485	$(3,357)	$(4,634)	$1,277

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended June 30, 2024 were $1,131,000, compared to $1,595,000 for the three months ended June 30, 2023. This represents a decrease of $464,000 attributed to (1) a decrease of $636,000 in Validive clinical trial-related expenses due to the closure of the trial in March 2023, and (2) decrease in camsirubicin manufacturing costs of $138,000. These decreases were partially offset by a net increase of $310,000 due to other R&D expenses attributable to MNPR-101 for radiopharma use.

R&D expenses for the six months ended June 30, 2024 were $2,097,000 compared to $3,248,000 for the six months ended June 30, 2023. This represents a decrease of $1,151,000 attributed to (1) a decrease of $1,353,000 in Validive clinical trial-related expenses due to the closure of the trial in March 2023, and (2) a net decrease of $59,000 due to other R&D expenses. These decreases were partially offset by an increase of $261,000 in expenses for MNPR-101 for radiopharma use.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended June 30, 2024 were $658,000, compared to $733,000 for the three months ended June 30, 2023. This represents a decrease of $75,000 primarily attributed to (1) a decrease in stock-based compensation to the board of directors of $64,000 as no equity awards were issued to the board of directors in 2024, and (2) a net decrease in consulting, tax services and other G&A expenses of $11,000.

G&A expenses for the six months ended June 30, 2024 were $1,415,000, compared to $1,605,000 for the six months ended June 30, 2023. This represents a decrease of $190,000 primarily attributed to (1) a decrease in stock based compensation to the board of directors of $134,000 as no equity awards were issued to the board of directors in 2024, (2) a reduction of stock based compensation expenses of $51,000 due to the full vesting of the 2020 grants in the fourth quarter of 2023, and (3) a net decrease in consulting, tax services and other G&A expenses of $5,000.

Interest Income

Interest income for the three months ended June 30, 2024, decreased by $54,000 versus the three months ended June 30, 2023. The reduction in the amount of interest received is a reflection of lower daily average cash balance in the second quarter of 2024 versus the second quarter of 2023.

Interest income for the six months ended June 30, 2024, decreased by $64,000 versus the six months ended June 30, 2023, due to lower interest received from a lower daily average cash balance in the six months ended June 30, 2024 versus the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $63.6 million as of June 30, 2024. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek to raise additional capital within the next 12 months to fund our future operations. We will seek to obtain needed capital through a combination of equity offerings, including the usage of our Capital on DemandTM Sales Agreement with JonesTrading, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from the initial public offering of our common stock, net proceeds from sales of our common stock through at-the-market sales programs, private placements of our preferred and common stock, and the net receipt of funds related to our acquisition of camsirubicin. We anticipate that the currently available funds as of June 30, 2024 will fund our planned operations at least through August 31, 2025.

We invest our cash equivalents in two money market accounts and U.S. Treasury Bills.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	(Unaudited)
(in thousands)	2024	2023	Variance
Net cash used in operating activities	$(3,332)	$(4,373)	$1,041
Net cash (used in) provided by investing activities	(986)	1,970	(2,956)
Net cash provided by financing activities	3,172	1,446	1,726
Effect of exchange rates	—	(15)	15
Net decrease in cash and cash equivalents	$(1,146)	$(972)	$(174)

During the six months ended June 30, 2024 and 2023 we had a net cash outflow of $1,146,000 and $972,000, respectively. During the six months ended June 30, 2024, versus the six months ended June 30, 2023, the increase in net cash outflow of $174,000 primarily consisted of a decrease in net cash provided by investing activities of $2,956,000 due to the purchases of investments versus certain investments maturities, partially offset by (1) a decrease in net cash used in operating activities of $1,041,000 and (2) an increase in net cash provided by financing activities of $1,726,000 due to the increased sales of shares of our common stock under at-the-market sales programs.

Cash Flow Used in Operating Activities

The decrease of $1,041,000 in cash flow used in operating activities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily a result of lower net loss due to a reduction in research and development expenses partially offset by changes in accounts payable, accrued expenses and other current liabilities.

Cash Flow Provided by (Used in) Investing Activities

The cash used in investing activities during the six months ended June 30, 2024 and the cash provided by investing activities during the six months ended June 30, 2023 represent our net investment in two money market accounts and U.S. Treasury Bills maturing or invested in during the periods reported.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, of $1,726,000 was primarily due to higher net proceeds from sales of our common stock under at-the-market sales programs during the six months ended June 30, 2024 when compared to the sales of our common stock during the six months ended June 30, 2023.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales or royalties unless and until we obtain regulatory approval of and commercialize any of our current or future drug product candidates or we out-license or sell a drug product candidate to another party. At the same time, we expect our expenses to increase in connection with our ongoing development activities, particularly as we continue the research, development, future preclinical studies and clinical trials of, and seek regulatory approval for, our current and future drug product candidates. We will need substantial additional funding for clinical development prior to seeking regulatory approval. If we obtain regulatory approval of any of our current or future drug product candidates, we will need substantial additional funding for commercialization requirements and our continuing drug product development operations.

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

●

identify and potentially license novel targets and drug candidates complementing our radiopharmaceutical programs, and pursue the future preclinical and clinical development and regulatory requirements of such drug product candidates;

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

We anticipate that the funds available as of June 30, 2024 will fund our obligations at least through August 31, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

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

We have initiated a Phase 1 imaging and dosimetry clinical trial in Australia for our novel radiopharmaceutical imaging agent MNPR-101-Zr (MNPR-101 conjugated to zirconium-89).  This trial has dosed its first patient and is recruiting additional patients with advanced cancers. We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually takes time and related expenses. Our spending could be significantly accelerated in the future if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our need to raise additional funding within the next 12 months, substantial additional long-term funding is needed to further develop our radiopharmaceutical programs.

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

On August 28, 2023, we received a notice from Nasdaq stating that we are out of compliance with Nasdaq listing standards giving us 180 days to regain compliance with the minimum bid price requirement. On February 27, 2024, we were granted a second 180-day period to regain compliance; there can be no assurance that we will regain compliance within Nasdaq’s extended time limits and requirements. If we do not regain compliance, we will face delisting and it may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or otherwise reconsider our operations. To attempt to cure the bid price deficiency, the Company expects that a reverse stock split at a ratio of 1 for 5 shares will become effective at 5:00 pm on Monday August 12, 2024, and its common stock will begin trading on a split-adjusted basis at the open of trading on Tuesday, August 13, 2024.  However, the impacts on our stock price are uncertain and could be adverse.

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

XOMA Ltd.

Pursuant to a non-exclusive license agreement with XOMA Ltd. for the humanization technology used in the development of MNPR-101, we are obligated to pay XOMA Ltd. clinical, regulatory and sales milestones which could reach up to $14.925 million if we achieve all milestones for MNPR-101. The agreement does not require the payment of sales royalties. There can be no assurance that we will achieve any milestones. As of July 31, 2024, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting a Phase 1 clinical trial and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the quarter ended  June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5- 1 trading arrangement” or “non-Rule 10b5- 1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
10.1	Employment Agreement of Karthik Radhakrishnan - effective July 1, 2024	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Karthik Radhakrishnan, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Karthik Radhakrishnan, Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: August 9, 2024	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: August 9, 2024	By:	/s/ Karthik Radhakrishnan
	Name:	Karthik Radhakrishnan
	Title:	Chief Financial Officer (Principal Financial Officer)