Form 10-Q
period 2025-03-31
Monopar Therapeutics
filed 2025-05-13
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of April 30, 2025, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	6,115,214

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

●

risks and uncertainties associated with our or any development partners’ research and development activities, including preclinical studies, clinical trials, regulatory submissions, and manufacturing and quality expenses;

●	known and unknown risks associated with developing copper-chelating therapies and radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	uncertainties related to the regulatory discussions we may initiate related to ALXN1840 and the outcome(s) thereof;

●	potential delays and/or additional significant expenses related to developing and filing a New Drug Application (“NDA”) for ALXN1840;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate in the future into our drug candidates;

●	market uptake and competitiveness in terms of pricing, efficacy and safety, of any products for which we receive marketing approval, and our ability to competitively market and position any such products as compared to larger pharmaceutical companies;

●	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources of experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms or at all;

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may in turn lead to increased or decreased governmental control of healthcare and pharmaceuticals, governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products, and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impact of any COVID-19 resurgence or of another pandemic may have on our ability to advance our clinical programs and raise additional financing;

●	the cumulative impact of domestic and global inflation, volatility in financial markets and the potential for an economic recession, resulting in higher costs for obtaining goods and services and/or making financing more difficult to obtain on acceptable terms or at all;

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

Although we believe that the risk assessments identified in such forward-looking statements are appropriate, we can give no assurance whether such risks will materialize or that other risks will not materialize. Cautionary statements are disclosed in this Quarterly Report on Form 10-Q, including without limitation statements in the section entitled “Summary Risk Factors,” addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Quarterly Report on Form 10-Q or elsewhere, including without limitation any forward-looking statements, except as required by law.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Part I Item 1A - Risk Factors” of our December 31, 2024, Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025. These risks include, among others, the following:

●

We are a clinical-stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

●	Our ability to raise sufficient funds in order for us to support continued clinical, regulatory and commercial development of our programs and to make contractual future milestone payments as they come due, as well as our ability to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, the approval processes and, if applicable, commercialization.

●	Although a completed pivotal Phase 3 trial with ALXN1840 met its primary endpoint as described in this report, Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. In the near term, we will focus on assembling a regulatory package and submitting an NDA, all with uncertain outcomes.

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

●	We do not have and may never have any approved products on the market. Our business is highly dependent upon receiving marketing approvals from the FDA and various international regulatory agencies and would be severely harmed if we are not granted approvals to manufacture and sell our product candidates.

●	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the marketing and sale of our products, which would adversely affect our financial condition.

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

●

We rely on qualified third parties to conduct our active pharmaceutical ingredient manufacturing, drug product manufacturing, non-clinical studies, and clinical trials. If these third parties do not or cannot successfully carry out their contractual duties and meet expected deadlines or performance goals, the initiation or conduct of our clinical trials would be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, which would adversely affect our financial condition.

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

●

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities, and Russian reduction in gas shipments to the EU and other allies, have increased fuel costs, reduced access to critical supplies and may cause shipping delays. Separately, the Israel-Hamas war has created additional uncertainties. The broader geopolitical, economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, delay the manufacture of our clinical materials, restrict the availability of radioisotopes, increase costs of other goods and services or introduce additional financing difficulties and/or costs, any of which could adversely affect our clinical and preclinical programs and our financial condition.

●

Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events, may significantly increase our operating and administrative expenses.

●	Unstable market and economic conditions, such as volatility in the financial markets due to concerns about tariffs, bank stability and economic challenges due to inflation, may limit our ability to raise funds, potentially causing us to delay, restructure or cease our operations.

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may in turn lead to increased or decreased governmental control of healthcare and pharmaceuticals, governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products, and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024*

Assets

Current assets:
Cash and cash equivalents	$39,711,409	$45,816,289
Investments	14,841,251	14,395,913
Other current assets	523,556	78,869
Total current assets	55,076,216	60,291,071

Operating lease right-of-use asset	9,102	—
Total assets	$55,085,318	$60,291,071

Liabilities and Stockholders’ Equity

Current liabilities:
In-process R&D accrued expenses	$—	$3,000,000
Accounts payable, accrued expenses and other current liabilities	1,491,960	2,254,300
Total current liabilities and total liabilities	1,491,960	5,254,300

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,115,214 and 6,102,560 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively**	6,115	6,103
Additional paid-in capital	132,026,635	130,787,312
Accumulated other comprehensive (loss) income	(21,784)	35,992
Accumulated deficit	(78,417,608)	(75,792,636)
Total stockholders’ equity	53,593,358	55,036,771
Total liabilities and stockholders’ equity	$55,085,318	$60,291,071

* Derived from the Company’s audited consolidated financial statements.

** Information pertaining to number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$1,643,375	$966,110
General and administrative	1,578,442	757,281
Total operating expenses	3,221,817	1,723,391
Loss from operations	(3,221,817)	(1,723,391)
Interest income	596,845	82,165
Net loss	(2,624,972)	(1,641,226)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,239	(835)
Unrealized gain on investments	346	19,198
Comprehensive loss	$(2,623,387)	$(1,622,863)
Net loss per share:
Basic and diluted	$(0.38)	$(0.51)
Weighted average shares outstanding:
Basic and diluted**	6,987,381	3,195,963

** Information pertaining to number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2025	6,102,560	$6,103	$130,787,312	$35,992	$(75,792,636)	$55,036,771
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,487	8	(131,137)	—	—	(131,129)
Stock-based compensation, net	—	—	1,355,017	—	—	1,355,017
Issuance of common stock upon exercise of stock options	4,167	4	15,443	—	—	15,447
Net loss	—	—	—	—	(2,624,972)	(2,624,972)
Other comprehensive loss	—	—	—	(57,776)	—	(57,776)
Balance at March 31, 2025	6,115,214	$6,115	$132,026,635	$(21,784)	$(78,417,608)	$53,593,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2024

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock**		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital**	Income (Loss)	Deficit	Equity

Balance at January 1, 2024	2,980,900	$2,981	$65,805,134	$(14,132)	$(60,206,217)	$5,587,766
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $81,932	509,061	509	3,193,801	—	—	3,194,310
Issuance of common stock to non-employee directors pursuant to vested restricted stock units	—	—	—	—	—	—
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,875	7	(10,745)	—	—	(10,739)
Stock-based compensation	—	—	328,661	—		328,661
Net loss	—	—	—	—	(1,641,226)	(1,641,226)
Other comprehensive income	—	—	—	18,363	—	18,363
Balance at March 31, 2024	3,496,836	$3,496	$69,316,851	$4,231	$(61,847,443)	$7,477,135

** Information pertaining to number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(2,624,972)	$(1,641,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, net	1,355,017	328,661
Changes in operating assets and liabilities, net
Other current assets	(621,543)	(35,857)
In-process research and development accrued expenses	(3,000,000)	—
Accounts payable, accrued expenses and other current liabilities	(770,968)	(311,239)
Operating lease right-of-use assets and liabilities, net	(850)	4,238
Net cash used in operating activities	(5,663,316)	(1,655,423)
Cash flows from investing activities:
Purchase of short-term investments	(1,925,828)	(983,307)
Maturities of short-term investments	1,600,000	—
Net cash used in investing activities	(325,828)	(983,307)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	—	3,192,619
Proceeds from the exercise of stock options	15,447	—
Taxes paid related to net share settlement of vested restricted stock units	(131,129)	(10,738)
Net cash (used in) provided by financing activities	(115,682)	3,181,881
Effect of exchange rates	(54)	(1,652)
Net (decrease) increase in cash and cash equivalents	(6,104,880)	541,499
Cash and cash equivalents at beginning of period	45,816,289	7,266,080
Cash and cash equivalents at end of period	$39,711,409	$7,807,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar,” the “Company,” “we,” “us,” and “our” and similar terms mean Monopar Therapeutics Inc. and its subsidiaries except where the context otherwise requires) is a clinical-stage biopharmaceutical company developing an innovative treatment for Wilson disease and novel radiopharmaceuticals for oncology. Monopar’s Wilson disease product candidate is ALXN1840, a late-stage, investigational once-daily, oral medicine. The Company’s radiopharmaceutical programs consist of Phase 1-stage MNPR-101-Zr for imaging advanced cancers, and Phase 1a-stage MNPR-101-Lu and late preclinical-stage MNPR-101-Ac for the treatment of advanced cancers, that express urokinase plasminogen activator receptor (“uPAR”).

The Company builds its drug development pipeline through both in-house efforts and licensing of late preclinical- and clinical-stage therapeutics, leveraging its scientific and clinical expertise to reduce risk and accelerate development.

Liquidity

The Company has incurred an accumulated deficit of approximately $78.4 million as of March 31, 2025, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offering of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placement of pre-funded warrants, and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through December 31, 2026. The Company’s ability to fund its future operations, including the development of ALXN1840 and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

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

Risks Related to the Company’s Financial Condition and Capital Requirements

Many, if not most, biopharmaceutical companies never become profitable and are acquired, merged, or liquidated before successfully developing any product that generates revenue from commercial sales that enables profitability. The Company has incurred losses since inception and expects to continue to incur substantial operating losses over the next several years. These losses stem from the clinical development of the Company’s current and future licensed and/or purchased product candidates and will continue for the foreseeable future. As a result, the Company anticipates that it will seek additional capital to fund its future operations. The Company’s ability to raise sufficient funds in order to support continued clinical, regulatory, precommercial and commercial development and to make contractual future milestone payments, as well as to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, the approval processes and, if applicable, commercialization is uncertain.

The amount of future losses, and when, if ever, the Company would become profitable, are uncertain. The Company’s ability to generate revenue and achieve profitability will depend on, among other things, successfully completing the development of its product candidates; obtaining necessary regulatory approvals from the FDA and international regulatory agencies; establishing manufacturing/quality, sales, and marketing and distribution arrangements with third parties; obtaining adequate reimbursement by third-party payers; and raising sufficient funds to finance its activities. If the Company is unsuccessful at some or all of these undertakings, its business, financial condition, and results of operations are expected to be materially and adversely affected.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Note 2 – Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include all disclosures required by GAAP for financial reporting. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2025, and the Company’s condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, and the Company’s condensed consolidated cash flows for the three months ended March 31, 2025 and 2024.

The interim condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the condensed consolidated results of operations or cash flows which may be reported for the remainder of 2025 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025.

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

Comprehensive Loss

Comprehensive loss represents net loss plus any income or losses not reported in the condensed consolidated statements of operations and comprehensive loss, such as foreign currency translation gains and losses and unrealized gains and losses on debt security investments that are reflected on the Company’s condensed consolidated statements of stockholders’ equity.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2025, and December 31, 2024, consisted of money market accounts and U.S. Treasury securities.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof), with maturities at the date of purchase from over three months to one year, to be available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of March 31, 2025, consisted of U.S. Treasury securities with maturities of over three months to one year and were recorded as held-to-maturity investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Prepaid Expenses

Prepayments are expenditures for goods or services before the goods are used or the services are received and are charged to operations as the benefits are realized. Prepaid expenses may include payments to development collaborators in excess of actual expenses incurred by the collaborators, measured at the end of each reporting period. Prepayments also include insurance premiums, dues and subscriptions and software costs of $10,000 or more per year that are expensed monthly over the life of the contract, which is typically one year. Prepaid expenses are reflected on the Company’s condensed consolidated balance sheets as other current assets.

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right-of-use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset on the Company’s condensed consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing rate, taking into consideration the Company’s credit quality and borrowing rate for similar assets, is used in determining the present value of future payments. Lease expense is recorded as general and administrative (“G&A”) expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of March 31, 2025, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources. Unobservable inputs reflect a reporting entity’s pricing an asset or liability developed based on the best information available under the circumstances. The fair value hierarchy consists of the following three levels:

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures for each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2025 and 2024. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 3 as of March 31, 2025, and December 31, 2024. The Company has no liabilities reported at fair value on a recurring basis.

As of March 31, 2025, and December 31, 2024, the Company’s investments consist of held-to-maturity U.S Treasury securities, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on investments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$39,513,992	$39,513,992
Total	$39,513,992	$39,513,992

December 31, 2024	Level 1	Total
Assets:
Cash equivalents(1)	$45,531,646	$45,531,646
Total	$45,531,646	$45,531,646

(1)

Cash equivalents as of March 31, 2025, and December 31, 2024, represent the fair value of the Company’s investments in money market accounts and U.S. Treasury securities with maturities at the date of purchase of three months or less.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Net Loss per Share

Net loss per share for the three months ended March 31, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three months ended March 31, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (6,987,381 and 3,195,963 shares for the three months ended March 31, 2025 and 2024, respectively) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of March 31, 2025 and 2024, potentially dilutive securities included stock-based awards to purchase up to 769,612 and 497,127 shares of the Company’s common stock, respectively. For the three months ended March 31, 2025 and 2024, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. Major components of R&D expenses include salaries and benefits paid to the Company’s R&D staff, compensation expenses of G&A personnel performing R&D, fees paid to consultants and to the entities that conduct certain R&D activities on the Company’s behalf, and materials and supplies which were used in R&D activities during the reporting period.

In-process Research and Development (“IPR&D”)

In-process research and development expense represents the costs to acquire technologies to be used in research and development that have not reached technological feasibility, have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators, with no alternative use, which are expensed as goods are received or when services are rendered. The upfront payments upon execution of the agreement to license ALXN1840, comprising $4 million in cash and $4.6 million in Monopar’s common stock issued to Alexion, were recorded as IPR&D expense during the year ended December 31, 2024. The foregoing cash payment was comprised of $1 million paid to Alexion upon execution of the agreement during the year ended December 31, 2024, and the remaining $3 million paid to Alexion in January 2025, pursuant to the terms of the agreement.

Clinical Trials Accruals

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. The Company estimates the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to the progress or stage of completion of the trials or services and the agreed upon fees to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

Collaborative Agreements

The Company and its collaborative partners are active participants in collaborative agreements, and all parties would be exposed to significant risks and rewards depending on the technical and commercial success of the activities. Contractual payments to the other parties in collaboration agreements and costs incurred by the Company, when the Company is deemed to be the principal participant for a given transaction, are recognized on a gross basis in R&D expenses. Royalties and license payments are recorded as earned.

During the three months ended March 31, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

See Note 8 for additional discussion regarding the Company’s Licensing Agreements.

Patent Costs

The Company expenses costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of G&A expenses in its condensed consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of March 31, 2025, and December 31, 2024. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months) on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2025 and 2024, the Company did not have any interest or penalties associated with unrecognized tax benefits.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. For stock options granted in 2024, the expected volatility rates are estimated based on the Company’s historical actual volatility over the four-year period from its initial public offering on December 18, 2019, through December 31, 2023. For awards granted during the three months ended March 31, 2025, the expected volatility rates were estimated based on the Company’s historical actual volatility over the five-year period from its initial public offering on December 18, 2019, through December 31, 2024. Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Pre-funded Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance set forth in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, or whether the warrants meet all of the requirements for equity classification under ASC 815.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured.  The Company will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive loss.  In accordance with GAAP, and through the application of professional judgment, the Company concludes on the appropriate classification of warrants as either a liability or equity. The pre-funded warrants issued in 2024 met the equity classification criteria and are recorded in additional-paid-in-capital as permanent equity.

Segment Reporting

The Company operates as a single reportable segment, focusing on the development of clinical and preclinical product candidates, with the Chief Executive Officer acting as the Chief Operating Decision Maker (“CODM”). The Company has yet to generate revenue domestically or internationally and anticipates substantial expenses and operating losses as it advances its product candidates through clinical trials and regulatory processes. The CODM assesses financial performance primarily using net loss, supplemented by internal budget and cash forecast models, to guide resource allocation and performance evaluation. Segment assets are reported as total assets on the Company’s condensed consolidated balance sheet, and segment loss is reflected as net loss on the Company’s condensed consolidated statements of operations and comprehensive loss, effectively mirroring the Company’s overall financial position due to its single-segment structure.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This new standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard should be applied prospectively to financial statements issued for periods after the effective date of this ASU with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently assessing the impact Topic 740 will have on its condensed consolidated financial statements, including its footnote disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain costs and expenses. This new standard is effective for fiscal years beginning with annual disclosures in 2027 and interim periods beginning in 2028. Early adoption is permitted. The standard may be applied prospectively to financial statements issued for periods after the effective date of this ASU or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its condensed consolidated financial statements, including its footnote disclosures.

Note 3 – Cash Equivalents and Investments

As of March 31, 2025, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of March 31, 2025	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$35,310,020	$350	$(4)	$35,310,366
Money Market Accounts	4,203,626	—	—	4,203,626
Total	$39,513,646	$350	$(4)	$39,513,992

As of March 31, 2025, an available-for-sale security was at an unrealized-loss position of $4, which has been recorded in other comprehensive loss on the Company’s balance sheet. This unrealized loss has no material impact on the Company’s liquidity or cash flows. U.S. Treasury securities have a low level of inherent credit risk, and the change in fair value reflects market movements rather than concern about credit quality.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

As of  December 31, 2024, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of December 31, 2024	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$40,969,665	$57,731	$—	$41,027,396
Money Market Accounts	4,504,250	—	—	4,504,250
Total	$45,473,915	$57,731	$—	$45,531,646

As of December 31, 2024, there were no available-for-sale securities in an unrealized-loss position.

As of March 31, 2025, and December 31, 2024, the Company had held-to-maturity investments (U.S. Treasury securities) with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

As of March 31, 2025, and December 31, 2024, held-to-maturity investments had a combined book value of $14.8 million and $14.4 million, respectively.

As of March 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$14,841,251	$9,071	$262	$14,850,060
Total	$14,841,251	$9,071	$262	$14,850,060

As of March 31, 2025, the aggregate fair value of three held-to-maturity securities was $262 lower than the recorded amortized cost. The Company has assessed these securities for credit impairment and has determined that no impairment exists and that there is no material impact on the Company’s liquidity or cash flows. U.S. Treasury securities have a low level of inherent credit risk, and the change in fair value reflects market movements rather than concern about credit quality.

As of December 31, 2024	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$14,395,913	$10,863	$—	$14,406,776
Total	$14,395,913	$10,863	$—	$14,406,776

As of December 31, 2024, there were no held-to-maturity securities in an unrealized-loss position.

See Note 2 for additional discussion regarding the Company’s fair value measurements.

Note 4 – Capital Stock

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

Reverse Stock Split

On  August 5, 2024, the Company conducted its Annual Meeting of Stockholders in which the stockholders approved, among other items, a proposal to amend the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the outstanding shares, providing the Board of Directors with the authority to effect a reverse split within a specified range of ratios. Subsequently, the Board of Directors approved a reverse stock split of 1 for 5 shares of the Company’s common stock in order to regain compliance with Nasdaq’s continued listing requirements. The reverse stock split became effective at 5:00 pm on Monday  August 12, 2024, and the Company’s common stock commenced trading on a split-adjusted basis at the open of trading on Tuesday, August 13, 2024.

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

The reverse stock split reduced the number of shares of the Company’s common stock outstanding on August 12, 2024, from 17,601,827 to 3,520,427. Proportional adjustments were made to the Company’s outstanding stock options and restricted stock units. No fractional shares were issued in connection with the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock were rounded up and issued one whole share.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Sales of Common Stock

During the three months ended March 31, 2024, the Company sold 509,061 shares of its common stock at an average gross price per share of $6.45 for net proceeds of $3,194,310, after fees and commissions of $81,932, pursuant to a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, LLC. There were no sales pursuant to this agreement in the three months ended March 31, 2025, and this agreement is no longer active.

There have been no additional sales of shares of our common stock as of  March 31, 2025, through the date of this filing.

As of March 31, 2025, the Company had 6,115,214 shares of common stock issued and outstanding.

Pre-funded Warrants

On December 23, 2024, the Company closed a securities purchase agreement in which a purchaser in a private placement of pre-funded warrants purchased 882,761 shares of Monopar’s common stock at a purchase price of $23.789 per pre-funded warrant, which represents the per share public offering price of the shares in the registered offering at $23.79 less the $0.001 per share exercise price for each pre-funded warrant. At the closing of the transaction, Monopar entered into a registration rights agreement with the purchaser, which stipulates that Monopar will register the resale of the shares of common stock issuable upon the exercise of the 882,761 pre-funded warrants. On January 15, 2025, Monopar filed a registration statement, which was declared effective by the SEC on January 27, 2025, to register the 882,761 shares.

The pre-funded warrants were classified as a component of stockholders’ equity within additional paid-in capital because they: (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments; (ii) are immediately exercisable; (iii) do not embody an obligation for the Company to repurchase its shares; (iv) permit the holders to receive a fixed number of shares of common stock upon exercise; (v) are indexed to the Company’s common stock; and (vi) meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding the purchase price approximated the fair value, and allocated net proceeds from the purchase proportionately to the common stock. The value assigned to the pre-funded warrants was recorded as additional paid-in capital.

The pre-funded warrants are immediately exercisable and  may be exercised for a de-minimis exercise price of $0.001 per share subject to the limitation that a holder of a pre-funded warrant will not have the right to exercise any portion of the pre-funded warrant if the holder, together with its affiliates and attribution parties (as such terms are defined in the pre-funded warrants), would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the pre-funded warrants. The pre-funded warrants do not expire.

The total number of pre-funded warrants outstanding as of March 31, 2025, is 882,761.

Note 5 – Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time, approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate 140,000 shares of stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 320,000 shares of common stock, which subsequently was approved by the Company’s stockholders. In April 2020, the Company’s Board of Directors voted to increase the stock award pool to 620,000 (an increase of 300,000 shares of common stock), which was approved by the Company’s stockholders in June 2020. In April 2021, the Company’s Board of Directors voted to approve an amendment to the 2016 Stock Incentive Plan to remove certain individual award limits and other provisions related to I.R.C. Section 162(m) and to update the limit on Incentive Stock Options to no more than 100% of the maximum aggregate number of shares which may be granted under the plan, which was approved by the Company’s stockholders in June 2021. In March 2022, the Company’s Board of Directors voted to increase the stock award pool to 1,020,000 (an increase of 400,000 shares of common stock), which was approved by the Company’s stockholders in June 2022. In July 2024, the Company’s Board of Directors voted to increase the stock award pool to 1,420,000 (an increase of 400,000 shares of common stock), which was approved by the Company’s stockholders on August 5, 2024. In  March 2025, the Company registered 400,000 additional shares of common stock under the Plan.

During the three months ended March 31, 2025, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and consultants aggregate stock options for the purchase of 216,331 shares of the Company’s common stock, with exercise prices ranging from $22.00 to $31.70 per share and with vesting schedules ranging from vesting immediately upon grant date to 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balance at December 31, 2024	428,915	$19.35
Granted(1)	216,331	31.45
Forfeited(2)(3)	(20,831)	3.71
Exercised	(4,167)	3.71
Balance at March 31, 2025	620,248	24.20
Unvested options outstanding expected to vest(3)	251,035	27.31

(1)

216,331 options vest as follows: options to purchase 8,270 shares of the Company’s common stock vesting immediately upon grant date; options to purchase 2,000 shares of the Company’s common stock vesting monthly over one year; options to purchase 51,143 shares of the Company’s common stock vesting quarterly over one year; options to purchase 154,918 shares of the Company’s common stock vesting 6/48ths on the six-month anniversary of vesting commencement date and 1/48th per month thereafter.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

A summary of options outstanding as of March 31, 2025, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	261,170	5.97	202,433	5.37
$25.01 - $50.00	335,239	7.82	142,943	5.01
$50.01 - $75.00	22,614	4.73	22,612	4.73
$75.01 - $100.00	1,225	4.84	1,225	4.84
	620,248	6.93	369,213	5.19

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
	Restricted	Grant Date
	Stock Units	Fair Value
		per Unit
Unvested Balance at December 31, 2024	40,739	$13.92
Granted	120,941	31.70
Vested	(12,316)	22.76
Forfeited	—	—
Unvested Balance at March 31, 2025	149,364	27.59

(1) In aggregate there were 120,941 restricted stock units granted during the three months ended March 31, 2025, of which 6,002 restricted stock units vested immediately upon grant date and 114,939 restricted stock units vest 6/48ths on the six-month anniversary of vesting commencement date and 3/48ths per quarter thereafter.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended March 31,
	2025	2024

Stock options granted	216,331	2,000
Weighted-average grant date fair value per share	$29.17	$1.25
Fair value of shares vested	$745,436	$178,650

As of  March 31, 2025, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $8.4 million and $2.3 million respectively. The weighted-average exercise price in aggregate was $24.20, which includes $22.09 for fully vested stock options and $27.31 for stock options expected to vest. As of  March 31, 2025, unamortized balance of stock-based compensation was $9.8 million, to be amortized over the following 3 years.

During the three months ended  March 31, 2025 and 2024, the Company recognized $714,888 and $155,255 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $640,129 and $173,406 as R&D expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Note 6 – Related Party Transactions

As of March 31, 2025, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 14% of Monopar’s common stock, and during the three months ended March 31, 2025, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individuals as related parties: One of the Company’s board members was also a Managing Member of Tactic Pharma as of March 31, 2025. Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation as of March 31, 2025.

Note 7 –  Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except for net loss per share)	2025	2024**
Numerator:
Net loss	$(2,625)	$(1,641)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,987	3,196

Net loss per common share, basic and diluted	$(0.38)	$(0.51)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	620	424
Unvested restricted stock units	149	73

** Information pertaining to number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares at the time) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

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

NorthStar Medical Radioisotopes, LLC (“NorthStar”)

In June 2024, the Company entered into a long-term, non-exclusive master supply agreement with NorthStar under which NorthStar will provide Monopar with the therapeutic radioisotope actinium-225 (“Ac-225”). The original collaboration agreement was amended at that time to clarify certain economic terms and terms related to jointly developed intellectual property rights for the Company’s MNPR-101 for radiopharmaceutical use. The Company has acquired these rights from NorthStar, together with certain broad, jointly-developed intellectual property pertaining to MNPR-101, giving the Company full ownership and title to its lead MNPR-101 radiopharmaceutical platform. The Company will jointly share ownership of the filed patent application on the use of PCTA as a linker with Ac-225, which has shown that MNPR-101 has superior binding and yield with Ac-225 over the current industry-leading linker, DOTA.

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of April 30, 2025, the Company has not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

Legal Contingencies

The Company may be subject to claims and assessments from time to time in the ordinary course of business. No claims have been asserted to date.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 9 – Subsequent Events

The Company has evaluated events and transactions that have occurred after March 31, 2025, which could potentially require recognition or disclosure in the condensed consolidated financial statements and has determined that there were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company with late-stage ALXN1840 for Wilson disease, and radiopharmaceutical programs, including Phase 1-stage MNPR-101-Zr for imaging advanced cancers along with Phase 1a-stage MNPR-101-Lu and late preclinical-stage MNPR-101-Ac225 for the treatment of advanced cancers. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

Financial Status

Our cash, cash equivalents and investments as of March 31, 2025, were $54.6 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through December 31, 2026, in order for us to: (1) assemble a regulatory package and file an NDA for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr; (3) continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu; (4) advance our preclinical MNPR-101-Ac program into the clinic; and (5) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

Since our initial public offering in December 2019 and prior to the fourth quarter of 2024, our primary funding source was sales of shares of our common stock under at-the-market sales programs. At-the-market sales were through the Capital on Demand™ Sales Agreements with Jones Trading.

On October 30, 2024, pursuant to a placement agent agreement with Rodman & Renshaw LLC, we sold 1,181,540 shares of our common stock at $16.25 per share in a public offering, yielding net proceeds of approximately $17.8 million, after deducting placement agent fees and other offering costs.

On December 23, 2024, pursuant to an underwriting agreement with Piper Sandler & Co., we sold 798,655 shares of our common stock at $23.79 per share in a public offering. Concurrent with that offering, we completed a private placement of pre-funded warrants to purchase 882,761 shares of common stock at a purchase price of $23.789 per pre-funded warrant to an institutional investor. The net proceeds of the shares and the pre-funded warrants sold were approximately $37.4 million after fees, commissions and other offering costs.

Our Product Pipeline

ALXN1840 for Wilson disease

ALXN1840 (tiomolybdate choline) is an investigational once-daily, orally-administered drug candidate in development for the treatment of Wilson disease, a rare and progressive genetic condition in which the body’s pathway for removing excess copper is compromised. Over time this excess copper results in the build-up of toxic copper levels in the liver and brain, leading to damage that greatly impacts a patient’s life. Patients can develop a wide range of symptoms, including liver disease and psychiatric or neurological manifestations, such as personality changes, tremors and difficulty walking, swallowing or talking. In some cases, the damage and loss of function may be irreversible. ALXN1840 is a novel small molecule designed to selectively and tightly bind and remove copper from the body’s tissues and blood. ALXN1840 for the treatment of Wilson disease has been granted Orphan Drug Designation and Fast Track designation in the U.S. and orphan designation in the EU.

Wilson disease affects around 1 in 30,000 live births in the U.S. There are an estimated 10,000 Wilson disease patients in the U.S., with an estimated 5,000 patients currently diagnosed and being treated with standard-of-care (“SoC”).

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

Following Alexion’s decision, in October 2024, we entered into an exclusive worldwide license for the program and assumed responsibility for all future global development and commercialization activities. On May 7, 2025, the Company presented data on the long-term efficacy and safety of ALXN1840 at the European Association for the Study of the Liver (“EASL”) International Liver Congress 2025, one of the most prominent global conferences in liver disease. Monopar’s late-breaker poster presentation supports the potential use of ALXN1840 as a therapeutic option for Wilson disease. Efficacy data were pooled and analyzed from three clinical trials: Phase 2 WTX101-201, Phase 2 ALXN1840-WD-205, and Phase 3 WTX101-301 (n=255). For safety analysis, data from the Phase 2 ALXN1840-WD-204 trial were also included (n=266). The median treatment duration with ALXN1840 treatment was 961 days (2.63 years) and 943.5 days (2.58 years) for the efficacy and safety datasets, respectively. The data presented highlight the following:

●	Sustained improvements from baseline in the Unified Wilson Disease Rating Scale (“UWDRS”) Part II (patient-reported symptoms) and Part III (clinician-assessed symptoms);

●	Increased copper mobilization as evidenced by a sustained increase in dNCC;

●	Improvements on the Clinical Global Impression – Improvement (“CGI-I”) scale for ALXN1840 compared to SoC;

●	Improvement in the New Wilson Index (based on bilirubin, AST, INR, leukocytes, and albumin) for patients treated with ALXN1840;

●	Higher patient-reported convenience and effectiveness of ALXN1840 compared to SoC, including those who transitioned from SoC to ALXN1840 in the extension portion of the Phase 3 clinical trial; and

●	Fewer than 5% of patients experienced a drug-related serious adverse event (“SAE”), with no cases of a drug-related renal or urinary system SAE.

We are preparing to submit an NDA to the FDA in early 2026.

MNPR-101 for Radiopharmaceutical Use, Development Update

We have a proprietary first-in-class humanized monoclonal antibody, MNPR-101, that targets the urokinase plasminogen activator receptor (“uPAR”). uPAR is expressed on several of the more aggressive, deadly cancers including pancreatic, breast, ovarian, colorectal, and bladder cancers. We have conjugated MNPR-101 to imaging and therapeutic radioisotopes for the purpose of creating highly precise radiopharmaceutical agents that have the potential to image and treat tumors expressing uPAR while reducing exposure to healthy tissues. In February 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1 imaging and dosimetry clinical trial with our novel radiopharmaceutical imaging agent MNPR-101-Zr (MNPR-101 conjugated to zirconium-89) in patients with advanced cancers, and in April 2024, we launched the Phase 1 trial. In July 2024, we announced the enrollment of our first patient and in September 2024, we announced positive early clinical data validating the tumor-targeting ability of MNPR-101-Zr. In August 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1a clinical trial of our novel uPAR-targeted radiopharmaceutical therapy MNPR-101-Lu (MNPR-101 conjugated to lutetium-177) in patients with advanced solid cancers. We launched the trial in October 2024, and it is now active and open for patient enrollment. We dosed our first patient with MNPR-101-Lu in early December 2024.

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

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development, and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop, and commercialize innovative treatments for patients with unmet medical needs. Key elements of our strategy to achieve this goal are to:

●	Assemble a regulatory package for ALXN1840 to file an NDA. We are assembling a regulatory package to support an NDA approval for ALXN1840 in Wilson disease patients.

●	Advance the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising preclinical data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, and human clinical data from our MNPR-101-Zr Phase 1 clinical trial validating the tumor-targeting ability of MNPR-101, we have dedicated resources and funds toward the development of our radiopharmaceutical programs. We have two open and active human clinical trials for our MNPR-101 radiopharmaceutical program; a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers; and a Phase 1a therapeutic clinical trial of MNPR-101-Lu in patients with advanced cancers. In addition, we are continuing our preclinical development of MNPR-101-Ac, using the alpha-emitter actinium-225 conjugated to MNPR-101.

●	Expand our drug development pipeline through internal efforts, in-licensing and acquisition of product candidates. We plan to continue the expansion of our drug development pipeline through internal research and development, as well as by potentially acquiring or in-licensing additional product candidates, particularly those that leverage existing scientific and clinical data to help reduce the risks of the next steps in clinical development. The focus on this front will include identifying both novel and established targets and candidates that complement our radiopharmaceutical and rare disease programs.

●	Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions as well as developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp. (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics; Horizon was subsequently acquired by Amgen), and Wilson Therapeutics (acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca). In October 2024, we in-licensed ALXN1840 (tiomolybdate choline) from Alexion, AstraZeneca Rare Disease, and plan to pursue regulatory approval and if successful, commercialization of this late-stage drug candidate for Wilson disease.

Revenues

We are a small-cap biopharmaceutical company. We have no approved drugs and have not generated any revenues. To date, we have engaged in acquiring or in-licensing drug product candidates, and in entering into collaboration agreements for the preclinical testing and clinical development of our drug product candidates along with providing the infrastructure to support the clinical development of our drug product candidates. We do not anticipate revenues from operations until we complete testing and development of one of our drug product candidates and obtain marketing approval, or until we sell, enter into a collaborative marketing arrangement, or out-license one of our drug product candidates to another party. See “Liquidity and Capital Resources.”

Recently Issued and Adopted Accounting Pronouncements

During the three months ended March 31, 2025, there are two recently issued accounting pronouncements that are described in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

While our significant accounting policies are described Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Clinical Trials Accruals

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. We estimate the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the three months ended March 31, 2025, we granted 2,000 options to purchase shares of our common stock to a consultant, 52,766 options to purchase shares of our common stock to non-employee directors, 154,204 options to purchase shares of our common stock to officers, and 7,361 options to purchase shares of our common stock to non-officer employees. For awards granted during the three months ended March 31, 2025, the expected volatility rates are estimated based on our actual historical volatility over the five-year period from our initial public offering on December 18, 2019, through December 31, 2024. For awards granted during the three months ended March 31, 2024, the expected volatility rates are estimated based on our actual historical volatility over the four-year period from our initial public offering on December 18, 2019, through December 31, 2023. The expected term for stock options granted during the three months ended March 31, 2025 and 2024, was estimated using the simplified method. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2025	2024	Variance
Research and development expenses	$1,643	$966	$677
General and administrative expenses	1,578	757	821
Total operating expenses	3,222	1,723	1,499
Operating loss	(3,222)	(1,723)	(1,499)
Interest income	597	82	515
Net loss	$(2,625)	$(1,641)	$(984)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2025, were $1,643,000, compared to $966,000 for the three months ended March 31, 2024. This represents an increase of $677,000 attributed to (1) a $611,000 increase in R&D personnel expenses including stock-based compensation and (2) a $69,000 increase in clinical trial site activity related to MNPR-101 for radiopharmaceutical use, partially offset by (3) a net decrease of $3,000 in other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended March 31, 2025, were $1,578,000, compared to $757,000 for the three months ended March 31, 2024. This represents an increase of $821,000 primarily attributed to (1) a $416,000 increase in Board compensation resulting from the grant of stock options during the three months ended March 31, 2025 (no stock options were granted during the three months ended March 31, 2024), (2) a $291,000 increase in G&A personnel expenses including stock-based compensation, (3) a $73,000 increase in legal fees and (4) a $41,000 increase in insurance expenses.

Interest Income

Interest income for the three months ended March 31, 2025, increased by $515,000 compared to the same period in 2024. The increase is attributed to interest earned on U.S. Treasury securities and higher bank balances in 2025, resulting from over $55 million of funds raised in the fourth quarter of 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $78.4 million as of March 31, 2025. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. We anticipate that the currently available funds as of April 30, 2025, will fund our planned operations at least through December 31, 2026. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts and U.S. Treasury securities.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2025	2024	Variance
Net cash used in operating activities	$(5,663)	$(1,655)	$(4,008)
Net cash used in investing activities	(326)	(983)	657
Net cash (used in) provided by financing activities	(116)	3,182	(3,298)
Effect of exchange rates	—	(2)	2
Net (decrease) increase in cash and cash equivalents	$(6,105)	$542	$(6,647)

During the three months ended March 31, 2025 and 2024, we had a net cash outflow of $6,105,000 and net cash inflow of $542,000, respectively. During the three months ended March 31, 2025, versus the three months ended March 31, 2024, the increase in net cash outflow of $6,647,000 primarily consisted of (1) a decrease in net cash used in investing activities of $657,000 due to the purchases of investments versus certain investments maturities and (2) an increase due to effect of foreign exchange rates, partially offset by (3) an increase in net cash used in operating activities of $4,008,000 and (4) a decrease in cash flow provided by financing activities of $3,298,000 due to the increased sales of shares of our common stock under at-the-market sales programs during the three months ended March 31, 2024, and no similar financing activities in comparable period of 2025.

Cash Flow Used in Operating Activities

The increase of $4,008,000 in cash flow used in operating activities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily a result of a higher net loss due to an increase in research and development expenses and a payment of $3 million related to ALXN1840 in 2025.

Cash Flow Used in Investing Activities

The decrease of $657,000 in cash used in investing activities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily a result of net investment in U.S. Treasury securities maturing and/or invested in during the periods reported.

Cash Flow (Used in) Provided by Financing Activities

The decrease in cash flow provided by financing activities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, of $3,298,000 was primarily due to higher net proceeds of $3.2 million from sales of our common stock under at-the-market sales programs during the three months ended March 31, 2024, whereas in 2025 there were no similar financing activities.

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

We anticipate that the funds available as of April 30, 2025, will fund our obligations at least through December 31, 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the development program for ALXN1840 in Wilson disease;

●	the clinical development progress of MNPR-101-Zr in imaging advanced cancers;

●	the clinical development progress of MNPR-101-Lu as a therapeutic agent in advanced cancers;

●	the progress of preclinical and clinical development of MNPR-101-Ac;

●	the progress of preclinical activities towards identifying novel targets and candidates to complement our radiopharmaceutical and rare disease programs;

●	the number and characteristics of other drug product candidates that we may invent, license, acquire, or otherwise pursue;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA and other international regulatory approvals;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

●

our ability and related costs to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;

●

our need and ability to hire or contract additional management, administrative, scientific, regulatory, medical, sales and marketing, manufacturing/quality and other specialized personnel or external expertise;

●

the effect and timing of entry of competing products and/or new therapies that may limit market penetration or prevent the introduction of our drug product candidates or reduce the commercial potential of our product portfolio;

●	our need to implement additional required internal management, operational, record keeping and other systems and infrastructure; and

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, we executed a License Agreement with Alexion, pursuant to which Alexion granted us an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, we issued Alexion 387,329 shares (representing 9.9% of our outstanding shares at the time) of our common stock and agreed to make an upfront cash payment of $4.0 million. The foregoing cash payment was comprised of $1.0 million paid at the time of signing and the remaining $3.0 million paid in January 2025, pursuant to the terms of the agreement. We agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until we raised the next $25.0 million of our common stock, subject to a maximum of 705,015 shares unless we obtained stockholder approval. Pursuant to the anti-dilution right, we issued an additional 157,188 shares of common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of April 30, 2025, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

Office Lease

We recently entered into a 36-month lease beginning April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580 per month, and we also have a month-to-month lease for additional space at the same location for $2,379 per month. We also recently entered into a lease for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month, which is cancellable after 6 months with 30 days advance written notice.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Part I Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 31, 2025.

Item 5. Other Information

During the quarter ended March 31, 2025, no non-employee director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
10.1	Consulting Agreement of pRx Consulting (Patrice Rioux) - effective January 1, 2025	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Quan Vu, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Quan Vu, Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: May 13, 2025	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: May 13, 2025	By:	/s/ Quan Vu
	Name:	Quan Vu
	Title:	Chief Financial Officer (Principal Financial Officer)