Form 10-Q
period 2025-06-30
Monopar Therapeutics
filed 2025-08-12
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of July 31, 2025, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	6,169,961

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024*

Assets

Current assets:
Cash and cash equivalents	$39,501,936	$45,816,289
Investments	13,748,473	14,395,913
Other current assets	497,294	78,869
Total current assets	53,747,703	60,291,071

Operating lease right-of-use asset	118,170	—
Total assets	$53,865,873	$60,291,071

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$1,583,613	$2,254,300
In-process R&D accrued expenses	—	3,000,000
Total current liabilities	1,583,613	5,254,300

Non-current operating lease liability	80,366	—
Total liabilities	1,663,979	5,254,300

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,127,457 and 6,102,560 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively**	6,127	6,103
Additional paid-in capital	132,989,324	130,787,312
Accumulated other comprehensive income	77,577	35,992
Accumulated deficit	(80,871,134)	(75,792,636)
Total stockholders’ equity	52,201,894	55,036,771
Total liabilities and stockholders’ equity	$53,865,873	$60,291,071

* Derived from the Company’s audited consolidated financial statements.

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,730,000	$1,130,978	$3,373,375	$2,097,088
General and administrative	1,504,295	657,806	3,082,737	1,415,087
Total operating expenses	3,234,295	1,788,784	6,456,112	3,512,175
Loss from operations	(3,234,295)	(1,788,784)	(6,456,112)	(3,512,175)
Interest income	780,769	73,475	1,377,614	155,640
Net loss	(2,453,526)	(1,715,309)	(5,078,498)	(3,356,535)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(3,456)	1,583	(3,847)	748
Unrealized gain on investments	102,817	2,444	45,432	21,642
Comprehensive loss	$(2,354,165)	$(1,711,282)	$(5,036,913)	$(3,334,145)
Net loss per share:
Basic and diluted	$(0.35)	$(0.49)	$(0.73)	$(1.00)
Weighted average shares outstanding:
Basic and diluted**	6,998,082	3,502,927	6,992,761	3,349,440

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2025	6,102,560	$6,103	$130,787,312	$35,992	$(75,792,636)	$55,036,771
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,487	8	(131,137)	—	—	(131,129)
Stock-based compensation, net	—	—	1,355,017	—	—	1,355,017
Issuance of common stock upon exercise of stock options	4,167	4	15,443	—	—	15,447
Net loss	—	—	—	—	(2,624,972)	(2,624,972)
Other comprehensive loss	—	—	—	(57,776)	—	(57,776)
Balance at March 31, 2025	6,115,214	6,115	132,026,635	(21,784)	(78,417,608)	53,593,358
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,672	12	(321,567)	—	—	(321,555)
Issuance of common stock upon exercise of stock options	571	1	4,710	—	—	4,711
Stock-based compensation, net	—	—	1,279,546	—	—	1,279,546
Net loss	—	—	—	—	(2,453,526)	(2,453,526)
Other comprehensive income	—	—	—	99,361	—	99,361
Balance at June 30, 2025	6,127,457	$6,127	$132,989,324	$77,577	$(80,871,134)	$52,201,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2024

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock**		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital**	Income (Loss)	Deficit	Equity

Balance at January 1, 2024	2,980,900	$2,981	$65,805,134	$(14,132)	$(60,206,217)	$5,587,766
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $81,932	509,061	509	3,193,801	—	—	3,194,310
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,875	7	(10,745)	—	—	(10,739)
Stock-based compensation, net	—	—	328,661	—		328,661
Net loss	—	—	—	—	(1,641,226)	(1,641,226)
Other comprehensive income	—	—	—	18,363	—	18,363
Balance at March 31, 2024	3,496,836	3,496	69,316,851	4,231	(61,847,443)	7,477,135
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,731	7	(10,009)	—	—	(10,002)
Issuance of common stock upon exercise of stock options	16,800	17	67	—	—	84
Stock-based compensation, net	—	—	334,390	—	—	334,390
Net loss	—	—	—	—	(1,715,309)	(1,715,309)
Other comprehensive income	—	—	—	4,027	—	4,027
Balance at June 30, 2024	3,520,367	$3,520	$69,641,299	$8,258	$(63,562,752)	$6,090,325

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(5,078,498)	$(3,356,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, net	2,634,563	663,051
Changes in operating assets and liabilities, net
Other current assets	(586,757)	14,014
In-process research and development accrued expenses	(3,000,000)	—
Accounts payable, accrued expenses and other current liabilities	(705,565)	(656,989)
Operating lease right-of-use assets and liabilities, net	(4,430)	4,238
Net cash used in operating activities	(6,740,687)	(3,332,221)
Cash flows from investing activities:
Purchase of short-term investments	(3,138,534)	(985,730)
Maturities of short-term investments	4,000,000	—
Net cash provided by (used in) investing activities	861,466	(985,730)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	—	3,192,618
Taxes paid related to net share settlement of vested restricted stock units	(452,684)	(20,740)
Cash proceeds from the issuance of stock upon exercise of stock options	20,157	84
Net cash (used in) provided by financing activities	(432,527)	3,171,962
Effect of exchange rates	(2,605)	(160)
Net decrease in cash and cash equivalents	(6,314,353)	(1,146,149)
Cash and cash equivalents at beginning of period	45,816,289	7,266,080
Cash and cash equivalents at end of period	$39,501,936	$6,119,931

Supplemental non-cash flow information:
Lease liability arising out of obtaining right-of-use asset	$127,342	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Liquidity

The Company has incurred an accumulated deficit of approximately $80.9 million as of June 30, 2025, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offerings of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placement of pre-funded warrants, and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through December 31, 2026. The Company’s ability to fund its future operations, including the development of ALXN1840 and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Going Concern Assessment

The Company applies Accounting Standards Codification (“ASC”) 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In June 2025, the Company analyzed its cash requirements at least through December 31, 2026, and has determined that, based upon the Company’s current available cash and cash equivalents, the Company has no substantial doubt about its ability to continue as a going concern.

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

June 30, 2025

Note 2 – Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include all disclosures required by GAAP for financial reporting. Amounts in tables in the consolidated financial statements and accompanying footnotes may not sum up due to rounding. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2025, and the Company’s condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2025 and 2024.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2025, and December 31, 2024, consisted of money market accounts and U.S. Treasury securities.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof), with maturities at the date of purchase from over three months to one year, to be available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of June 30, 2025, consisted of U.S. Treasury securities with maturities of over three months to one year and were recorded as held-to-maturity investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

Leases

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases (“ASC 842”). Right-of-use lease (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset on the Company’s condensed consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing rate, taking into consideration the Company’s credit quality and borrowing rate for similar assets, is used in determining the present value of future payments. Lease expense is recorded as general and administrative (“G&A”) expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of June 30, 2025, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures for each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2025 and 2024. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 3 as of June 30, 2025, and December 31, 2024. The Company has no liabilities reported at fair value on a recurring basis.

As of June 30, 2025, and December 31, 2024, the Company’s investments consist of held-to-maturity U.S Treasury securities, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on investments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$39,327,275	$39,327,275
Total	$39,327,275	$39,327,275

December 31, 2024	Level 1	Total
Assets:
Cash equivalents(1)	$45,531,646	$45,531,646
Total	$45,531,646	$45,531,646

(1)

Cash equivalents as of June 30, 2025, and December 31, 2024, represent the fair value of the Company’s investments in money market accounts and U.S. Treasury securities with maturities at the date of purchase of three months or less.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Net Loss per Share

Net loss per share for the three and six months ended June 30, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three and six months ended June 30, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (6,998,082 and 3,502,927 shares for the three months ended June 30, 2025 and 2024, respectively; 6,992,761 and 3,349,440 shares for the six months ended June 30, 2025 and 2024, respectively) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of June 30, 2025 and 2024, potentially dilutive securities included stock-based awards to purchase up to 754,939 and 490,549 shares of the Company’s common stock, respectively. For the three and six months ended June 30, 2025 and 2024, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

During the three and six months ended June 30, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product or technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

See Note 8 for additional discussion regarding the Company’s Licensing Agreements.

Patent Costs

The Company expenses the costs relating to issued patents and patent applications, including costs relating to legal, renewal and application fees, as a component of G&A expenses in its condensed consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence relating to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of June 30, 2025, and December 31, 2024. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months) on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2025 and 2024, the Company did not have any interest or penalties associated with unrecognized tax benefits.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Stock-based compensation expense for awards granted to employees, non-employee directors and consultants are based on the fair value of the underlying instrument calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including estimating the future stock price volatility and expected terms. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in the future vesting period and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

Note 3 – Cash Equivalents and Investments

As of June 30, 2025, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of June 30, 2025	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$34,999,740	$103,163	$—	$35,102,904
Money Market Accounts	4,224,372	—	—	4,224,372
Total	$39,224,112	$103,163	$—	$39,327,275

As of June 30, 2025, there were no available-for-sale investments in an unrealized-loss position.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

As of June 30, 2025, and December 31, 2024, the Company had held-to-maturity investments (U.S. Treasury securities) with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

As of June 30, 2025, and December 31, 2024, held-to-maturity investments had a combined book value of $13.7 million and $14.4 million, respectively.

As of June 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$13,748,473	$121	$(3,052)	$13,745,542
Total	$13,748,473	$121	$(3,052)	$13,745,542

As of June 30, 2025, the aggregate fair value of three held-to-maturity securities was $2,931 lower than the recorded amortized cost. The Company has assessed these securities for credit impairment and has determined that no impairment exists and that there is no material impact on the Company’s liquidity or cash flows. U.S. Treasury securities have a low level of inherent credit risk, and the change in fair value reflects market movements rather than concern about credit quality.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Sales of Common Stock

During the six months ended June 30, 2024, the Company sold 509,061 shares of its common stock at an average gross price per share of $6.45 for net proceeds of $3,194,310, after fees and commissions of $81,932, pursuant to a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, LLC. There were no sales pursuant to this agreement in the six months ended June 30, 2025, and this agreement is no longer active.

There have been no additional sales of shares of our common stock as of June 30, 2025, through the date of this filing.

As of June 30, 2025, the Company had 6,127,457 shares of common stock issued and outstanding.

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

The total number of pre-funded warrants outstanding as of June 30, 2025, is 882,761.

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

During the six months ended June 30, 2025, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and consultants aggregate stock options for the purchase of 225,881 shares of the Company’s common stock, with exercise prices ranging from $22.00 to $44.96 per share and with vesting schedules ranging from vesting immediately upon grant date to 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2024	428,915	$19.35
Granted(1)	225,881	31.50
Forfeited(2)(3)	(23,527)	5.58
Exercised	(4,738)	4.25
Balances at June 30, 2025	626,531	24.36
Unvested options outstanding expected to vest(3)	218,807	27.64

(1)

225,881 options vest as follows: options to purchase 8,270 shares of the Company’s common stock vesting immediately upon grant date; options to purchase 2,000 shares of the Company’s common stock vesting monthly over one year; options to purchase 51,143 shares of the Company’s common stock vesting quarterly over one year; options to purchase 164,468 shares of the Company’s common stock vesting 6/48ths on the six-month anniversary of vesting commencement date and 1/48th per month thereafter.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

A summary of options outstanding as of June 30, 2025, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	258,004	5.68	211,658	5.22
$25.01 - $50.00	344,688	7.64	172,229	5.58
$50.01 - $75.00	22,614	4.48	22,612	4.49
$75.01 - $100.00	1,225	4.59	1,225	4.59
	626,531	6.71	407,724	5.33

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Unvested balance at December 31, 2024	40,739	$13.92
Granted	120,941	31.70
Vested	(32,975)	25.04
Forfeited	(297)	3.26
Unvested Balance at June 30, 2025	128,408	27.83

(1) In aggregate there were 120,941 restricted stock units granted during the six months ended June 30, 2025, of which 6,002 restricted stock units vested immediately upon grant date and 114,939 restricted stock units vest 6/48ths on the six-month anniversary of vesting commencement date and 3/48ths per quarter thereafter.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Stock options granted	9,550	13,718	225,881	15,718
Weighted-average grant date fair value per share	$30.56	$2.55	$29.23	$2.40
Fair value of shares vested	$957,123	$181,084	$1,702,559	$359,734

As of  June 30, 2025, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $8 million and $1.8 million respectively. The weighted-average exercise price in aggregate was $24.36, which includes $22.60 for fully vested stock options and $27.64 for stock options expected to vest. As of  June 30, 2025, unamortized balance of stock-based compensation was $8.8 million, to be amortized over the following 3 years.

During the three months ended  June 30, 2025 and 2024, the Company recognized $675,575 and $156,822 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $567,957 and $177,568 as R&D expenses, respectively. During the six months ended  June 30, 2025 and 2024, the Company recognized $1,422,615 and $312,077 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $1,208,086 and $350,767 as R&D expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Note 6 – Related Party Transactions

As of June 30, 2025, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 13.4% of Monopar’s common stock, and during the three and six months ended June 30, 2025, there were no transactions between Tactic Pharma and Monopar.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus or in the case of non-employee directors, market-rate Board fees and market-rate stock-based compensation. The Company considers the following individual as a related party: Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation as of June 30, 2025.

Note 7 –  Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for net loss per share)	2025	2024**	2025	2024**
Numerator:
Net loss	$(2,454)	$(1,715)	$(5,078)	$(3,357)

Denominator:
Weighted-average common shares outstanding, basic and diluted	6,998	3,503	6,993	3,349

Net loss per common share, basic and diluted	$(0.35)	$(0.49)	$(0.73)	$(1.00)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	627	421	627	421
Unvested restricted stock units	128	70	128	70

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares at the time) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. As of June 30, 2025, the Company has paid an aggregate of $4.0 million in cash under the License Agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, the Company is obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of June 30, 2025, no milestone or royalty payments have been made under the License Agreement. The Company has also given Alexion the right of first negotiation regarding any rights should Monopar intend to sublicense ALXN1840. Furthermore, the Company will have to pay Alexion a percentage in the mid-double digits of any sublicensing income received by Monopar. As part of this License Agreement, the Company has assumed an agreement from Alexion, under which the Company will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and the Company may terminate the agreement for convenience upon 90 days prior written notice to Alexion.

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

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of July 31, 2025, the Company has not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

Leases

The Company recently entered into a 36-month lease that commenced on  April 1, 2025, for its executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580 per month for 1,718 square feet, and the Company also has a month-to-month lease for additional space at the same location for $2,379 per month. The Company also entered into a lease that commenced on January 16, 2025, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month for 862 square feet, which is cancellable after 6 months with 30 days advance written notice.

As of June 30, 2025, in accordance with ASC 842, Leases, the two leases were recorded as an operating lease ROU asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s condensed consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration its credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability does not include an option to extend but does include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total lease costs	$19,140	$13,462	$33,452	$31,162

Maturities of the lease liability are as follows:

Fiscal Year Ending December 31,	Operating Leases
2025	$26,580
2026	43,810
2027	42,960
2028	10,740
Total lease payments	$124,090
Less: imputed interest	(10,350)
Total lease liability as of June 30, 2025	$113,740

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

As of June 30,
2025
Lease term:
Operating leases	1.67 years

Discount rate:
Operating lease	6.50%

Supplemental balance sheet information:

	As of June 30,
	2025	2024
ROU asset - non-current	$118,170	$—
Total ROU asset	$118,170	$—

Operating lease liability - current	33,374	—
Operating lease liability - non-current	80,366	—
Total operating lease liabilities	$113,740	$—

Legal Contingencies

The Company may be subject to claims and assessments from time to time in the ordinary course of business. No claims have been asserted to date.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made. To date, the Company has neither paid any claims nor been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of future claims against these indemnification obligations.

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

Note 9 – Subsequent Events

On June 6, 2025, Alexion Pharmaceuticals officially transferred sponsorship of the investigational new drug (“IND”) application for ALXN1840 to Monopar. The U.S. Food and Drug Administration (“FDA”) acknowledged this change on July 29, 2025, confirming that the transfer was effective as of June 6, 2025. Monopar is now fully responsible for the program, including its commercial advancement and compliance with all applicable federal regulations.

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

Financial Status

Our cash, cash equivalents and investments as of June 30, 2025, were $53.3 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through December 31, 2026, in order for us to: (1) assemble a regulatory package and file an NDA for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr; (3) continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu; (4) advance our preclinical MNPR-101-Ac program into the clinic; and (5) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

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

MNPR-101 for Radiopharmaceutical Use, Development Update

We have a proprietary humanized monoclonal antibody, MNPR-101, that targets the urokinase plasminogen activator receptor (“uPAR”). uPAR is expressed on several of the more aggressive, deadly cancers including pancreatic, breast, ovarian, colorectal, and bladder cancers. We have conjugated MNPR-101 to imaging and therapeutic radioisotopes for the purpose of creating highly precise radiopharmaceutical agents that have the potential to image and treat tumors expressing uPAR while reducing exposure to healthy tissues. In February 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1 imaging and dosimetry clinical trial with our novel radiopharmaceutical imaging agent MNPR-101-Zr (MNPR-101 conjugated to zirconium-89) in patients with advanced cancers, and in April 2024, we launched the Phase 1 trial. In July 2024, we announced the enrollment of our first patient and in September 2024, we announced positive early clinical data validating the tumor-targeting ability of MNPR-101-Zr. In August 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1a clinical trial of our novel uPAR-targeted radiopharmaceutical therapy MNPR-101-Lu (MNPR-101 conjugated to lutetium-177) in patients with advanced solid cancers. We launched the trial in October 2024, and it is now active and open for patient enrollment. We dosed our first patient with MNPR-101-Lu in early December 2024.

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

On June 11, 2025, we, in collaboration with Excel Diagnostics and Nuclear Oncology Center (“EDNOC”), a diagnostic medical imaging and therapeutic nuclear medicine center, received authorization from the FDA to proceed with a physician-sponsored Expanded Access Program (“EAP”) for the investigational imaging agent MNPR-101-Zr and investigational therapeutic agent MNPR-101-Lu. The MNPR-101 EAP, which is intended to provide a potential pathway for patients with serious or life-threatening conditions to access investigational medical products outside of clinical trials when no comparable or satisfactory alternative therapy is available, is now open for enrollment at EDNOC in Houston, Texas, for patients with advanced solid tumors. EDNOC is among the first private outpatient facilities in the U.S. to be designated as a Radiopharmaceutical Therapy Center of Excellence by the Society of Nuclear Medicine and Molecular Imaging (“SNMMI”). The EAP calls for patients to be treated under the supervision of the investigator Ebrahim S. Delpassand, MD, founder and medical director of EDNOC.

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

Recently Issued and Adopted Accounting Pronouncements

Two accounting pronouncements, detailed in Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, are under consideration for adoption as of June 30, 2025.

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

Stock-Based Compensation

We account for stock-based compensation arrangements with employees, non-employee directors and consultants using a fair value method, which requires the recognition of compensation expense for costs related to all stock-based compensation grants, including stock option and RSU grants. The fair value method requires us to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model or, in the case of RSUs, the closing stock price on the date of grant.

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the six months ended June 30, 2025, we granted 2,000 options to purchase shares of our common stock to a consultant, 52,766 options to purchase shares of our common stock to non-employee directors, 154,204 options to purchase shares of our common stock to officers, and 16,911 options to purchase shares of our common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes the results of our operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(in thousands)	2025	2024	Variance	2025	2024	Variance
Research and development expenses	$1,730	$1,131	$599	$3,373	$2,097	$1,276
General and administrative expenses	1,504	658	846	3,083	1,415	1,668
Total operating expenses	3,234	1,789	1,446	6,456	3,512	2,944
Operating loss	(3,234)	(1,789)	(1,446)	(6,456)	(3,512)	(2,944)
Interest income	781	73	707	1,378	156	1,222
Net loss	$(2,454)	$(1,715)	$(738)	$(5,078)	$(3,357)	$(1,723)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended June 30, 2025, were $1,730,000, compared to $1,130,978 for the three months ended June 30, 2024. This represents an increase of $599,023 attributed to (1) a $636,300 increase in R&D personnel expenses including stock-based compensation, partially offset by (2) a net decrease of $37,277 in other R&D expenses.

R&D expenses for the six months ended June 30, 2025, were $3,373,375, compared to $2,097,088 for the six months ended June 30, 2024. This represents an increase of $1,276,287 attributed to (1) a $1,246,824 increase in R&D personnel expenses including stock-based compensation and (2) a net increase of $29,463 in other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended June 30, 2025, were $1,504,295, compared to $657,806 for the three months ended June 30, 2024. This represents an increase of $846,489 primarily attributed to (1) a $370,103 increase in Board compensation resulting from the grant of stock options in March 2025 (no stock options were granted to the Board in 2024), (2) a $255,650 increase in G&A personnel expenses including stock-based compensation, (3) a $114,322 increase in legal fees, (4) a $63,200 increase in state franchise taxes and (5) a $41,416 increase in insurance expenses and (6) a net increase of $1,798 in other G&A expenses.

G&A expenses for the six months ended June 30, 2025, were $3,082,737, compared to $1,415,087 for the six months ended June 30, 2024. This represents an increase of $1,667,651 primarily attributed to (1) a $786,548 increase in Board compensation resulting from the grant of stock options in March 2025 (no stock options were granted to the Board in 2024), (2) a $546,745 increase in G&A personnel expenses including stock-based compensation, (3) a $187,244 increase in legal fees, (4) a $82,832 increase in insurance expenses, (5) a $63,200 increase in state franchise taxes and (6) a net increase of $1,082 in other G&A expenses.

Interest Income

Interest income for the three months ended June 30, 2025, increased by $707,294 compared to the same period in 2024. The increase is attributed to interest earned on U.S. Treasury securities and higher bank balances in 2025, resulting from over $55 million of funds raised in the fourth quarter of 2024.

Interest income for the six months ended June 30, 2025, increased by $1,221,974 compared to the same period in 2024. The increase is attributed to interest earned on U.S. Treasury securities and higher bank balances in 2025, resulting from over $55 million of funds raised in the fourth quarter of 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $80.9 million as of June 30, 2025. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. We anticipate that the currently available funds as of July 31, 2025, will fund our planned operations at least through December 31, 2026. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts and U.S. Treasury securities.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	(Unaudited)
(in thousands)	2025	2024	Variance
Net cash used in operating activities	$(6,741)	$(3,332)	$(3,408)
Net cash provided by (used in) investing activities	861	(986)	1,847
Net cash (used in) provided by financing activities	(433)	3,172	(3,604)
Effect of exchange rates	(3)	—	(3)
Net decrease in cash and cash equivalents	$(6,314)	$(1,146)	$(5,168)

During the six months ended June 30, 2025 and 2024, we had a net cash outflow of $6,314,353 and $1,146,149, respectively. During the six months ended June 30, 2025, versus the six months ended June 30, 2024, the increase in net cash outflow of $5,168,204 primarily consisted of (1) an increase in net cash provided by investing activities due to certain investment maturities versus purchases of investments, partially offset by (2) an increase in net cash used in operating activities of $3,408,466 and (3) a decrease in cash flow provided by financing activities of $3,604,489 due to the sales of shares of our common stock under at-the-market sales programs during the six months ended June 30, 2024 and no similar financing activities in the comparable period of 2025.

Cash Flow Used in Operating Activities

The increase of $3,408,466 in cash flow used in operating activities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily a result of a higher net loss due to an increase in research and development expenses and a payment of $3 million related to ALXN1840 in 2025.

Cash Flow Provided By (Used in) Investing Activities

The increase of $1,847,196 in cash provided by investing activities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily a result of net investment in U.S. Treasury securities maturing and/or invested in during the periods reported.

Cash Flow (Used in) Provided by Financing Activities

The decrease in cash flow provided by financing activities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, of $3,604,489 was primarily due to higher net proceeds of $3.2 million from sales of our common stock under at-the-market sales programs in 2024 whereas in 2025 there were no similar financing activities.

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

We anticipate that the funds available as of July 31, 2025, will fund our obligations at least through December 31, 2026. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

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

We intend to continue evaluating drug product candidates for the purpose of growing our pipeline. Identifying and securing high-quality compounds usually requires time and incurs related expenses. Our spending could be significantly accelerated in the future if additional drug product candidates are acquired and enter clinical development. In this event, we may be required to expand our management team, and pay higher contract manufacturing costs, contract research organization fees, other clinical development costs and insurance costs that are not currently projected. Beyond our current funds, substantial additional long-term funding is needed to further develop our radiopharmaceutical and rare disease programs.

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, we executed a License Agreement with Alexion, pursuant to which Alexion granted us an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, we issued Alexion 387,329 shares (representing 9.9% of our outstanding shares at the time) of our common stock and agreed to make an upfront cash payment of $4.0 million. The foregoing cash payment was comprised of $1.0 million paid at the time of signing and the remaining $3.0 million paid in January 2025, pursuant to the terms of the agreement. As of June 30, 2025, we have paid an aggregate of $4.0 million in cash under the License Agreement. We agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until we raised the next $25.0 million of our common stock, subject to a maximum of 705,015 shares unless we obtained stockholder approval. Pursuant to the anti-dilution right, we issued an additional 157,188 shares of common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, we are obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of June 30, 2025, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the mid-double digits of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and the Company may terminate the agreement for convenience upon 90 days prior written notice to Alexion.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of July 31, 2025, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

Office Lease

We recently entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580 per month, and we also have a month-to-month lease for additional space at the same location for $2,379 per month. We also entered into a lease that commenced on January 16, 2025, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month, which is cancellable after 6 months with 30 days advance written notice.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Part I Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 31, 2025.

Item 5. Other Information

During the quarter ended June 30, 2025, no non-employee director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MONOPAR THERAPEUTICS INC.

Dated: August 12, 2025	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: August 12, 2025	By:	/s/ Quan Vu
	Name:	Quan Vu
	Title:	Chief Financial Officer (Principal Financial Officer)