Form 10-Q
period 2025-09-30
Monopar Therapeutics
filed 2025-11-13
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of October 31, 2025, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	6,682,584

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

our ability to raise sufficient funds in order for us to support continued clinical, regulatory and commercial development of our programs and to make contractual future milestone payments, as well as our ability to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization;

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

●	known and unknown risks associated with developing copper-chelating therapies and radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	uncertainties related to the regulatory discussions we may initiate related to ALXN1840 and the outcome(s) thereof;

●	potential delays and/or additional significant expenses related to developing and filing a New Drug Application (“NDA”) for ALXN1840;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate in the future into our drug candidates;

●	market uptake and competitiveness in terms of pricing, efficacy and safety of any products for which we receive marketing approval, and our ability to competitively market and position any such products as compared to larger pharmaceutical companies;

●	the difficulties of commercialization, marketing and product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources with experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms or at all;

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals - governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products - and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impact of any COVID-19 resurgence or of another pandemic may have on our ability to advance our clinical programs and raise additional financing;

●	the uncertain impacts of U.S. government shutdowns and potential future shutdowns on the timing of regulatory processes, including with respect to the NDA we plan to submit for ALXN1840;

●	the cumulative impact of domestic and global inflation, volatility in financial markets and the potential for an economic recession, resulting in higher costs for obtaining goods and services and/or making financing more difficult to obtain on acceptable terms or at all;

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

Any forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances projected in this information.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Part I Item 1A - Risk Factors” of our December 31, 2024, Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2025. These risks include, among others, the following:

●

We are a clinical-stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

●	Our ability to raise sufficient funds in order for us to support continued clinical, regulatory and commercial development of our programs and to make contractual future milestone payments as they come due, as well as our ability to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization.

●	Although a completed pivotal Phase 3 trial with ALXN1840 met its primary endpoint as described in this report, Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. In the near term, we will focus on assembling a regulatory package and submitting an NDA, all with uncertain outcomes.

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

●	Unstable market and economic conditions, such as volatility in the financial markets due to concerns about tariffs, bank stability and economic challenges due to inflation, may limit our ability to raise funds, potentially causing us to delay, restructure or cease our operations.

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals - governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products - and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024*

Assets

Current assets:
Cash and cash equivalents	$127,677,360	$45,816,289
Investments	15,998,427	14,395,913
Other current assets	414,825	78,869
Total current assets	144,090,612	60,291,071

Operating lease right-of-use asset	106,666	—
Total assets	$144,197,278	$60,291,071

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,568,549	$2,254,300
In-process R&D accrued expenses	—	3,000,000
Total current liabilities	2,568,549	5,254,300

Non-current operating lease liability	70,881	—
Total liabilities	2,639,430	5,254,300

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,662,930 and 6,102,560 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively**	6,663	6,103
Additional paid-in capital	225,848,222	130,787,312
Accumulated other comprehensive income	11,698	35,992
Accumulated deficit	(84,308,735)	(75,792,636)
Total stockholders’ equity	141,557,848	55,036,771
Total liabilities and stockholders’ equity	$144,197,278	$60,291,071

* Derived from the Company’s audited consolidated financial statements.

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,589,749	$984,278	$5,963,124	$3,081,366
General and administrative	1,503,326	590,624	4,586,063	2,005,711
Total operating expenses	4,093,074	1,574,902	10,549,187	5,087,077
Loss from operations	(4,093,074)	(1,574,902)	(10,549,187)	(5,087,077)
Other income	—	171,282	—	171,282
Interest income	655,473	99,344	2,033,087	254,984
Net loss	(3,437,601)	(1,304,276)	(8,516,099)	(4,660,811)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(116)	5,176	(3,963)	5,924
Unrealized gain (loss) on investments	(65,763)	(24,425)	(20,331)	(2,783)
Comprehensive loss	$(3,503,480)	$(1,323,525)	$(8,540,393)	$(4,657,670)
Net loss per share:
Basic and diluted	$(0.48)	$(0.37)	$(1.21)	$(1.36)
Weighted average shares outstanding:
Basic and diluted**	7,123,849	3,520,398	7,036,937	3,419,321

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at January 1, 2025	6,102,560	$6,103	$130,787,312	$35,992	$(75,792,636)	$55,036,771
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,487	8	(131,137)	—	—	(131,129)
Stock-based compensation	—	—	1,355,017	—	—	1,355,017
Issuance of common stock upon exercise of stock options	4,167	4	15,443	—	—	15,447
Net loss	—	—	—	—	(2,624,972)	(2,624,972)
Other comprehensive loss	—	—	—	(57,776)	—	(57,776)
Balance at March 31, 2025	6,115,214	6,115	132,026,635	(21,784)	(78,417,608)	53,593,358
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,672	12	(321,567)	—	—	(321,555)
Issuance of common stock upon exercise of stock options	571	1	4,710	—	—	4,711
Stock-based compensation	—	—	1,279,546	—	—	1,279,546
Net loss	—	—	—	—	(2,453,526)	(2,453,526)
Other comprehensive income	—	—	—	99,361	—	99,361
Balance at June 30, 2025	6,127,457	6,127	132,989,324	77,577	(80,871,134)	52,201,894
Issuance of common stock upon public offering, net of commissions, fees and expenses of $7,857,468	1,034,433	1,034	127,140,495	—	—	127,141,529
Repurchase of common stock	(550,229)	(550)	(34,999,407)	—	—	(34,999,957)
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,765	9	(381,571)	—	—	(381,562)
Stock-based compensation	—	—	1,099,210	—	—	1,099,210
Issuance of common stock upon exercise of stock options	42,504	43	170	—	—	213
Net loss	—	—	—	—	(3,437,601)	(3,437,601)
Other comprehensive loss	—	—	—	(65,879)	—	(65,879)
Balance at September 30, 2025	6,662,930	$6,663	$225,848,222	$11,698	$(84,308,735)	$141,557,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2024

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock**		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital**	Income (Loss)	Deficit	Equity

Balance at January 1, 2024	2,980,900	$2,981	$65,805,134	$(14,132)	$(60,206,217)	$5,587,766
Issuance of common stock under a Capital on DemandTM Sales Agreement with JonesTrading Institutional Services, LLC, net of commissions, fees and offering costs of $81,932	509,061	509	3,193,801	—	—	3,194,310
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,875	7	(10,745)	—	—	(10,739)
Stock-based compensation	—	—	328,661	—		328,661
Net loss	—	—	—	—	(1,641,226)	(1,641,226)
Other comprehensive income	—	—	—	18,363	—	18,363
Balance at March 31, 2024	3,496,836	3,496	69,316,851	4,231	(61,847,443)	7,477,135
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,731	7	(10,009)	—	—	(10,002)
Issuance of common stock upon exercise of stock options	16,800	17	67	—	—	84
Stock-based compensation	—	—	334,390	—	—	334,390
Net loss	—	—	—	—	(1,715,309)	(1,715,309)
Other comprehensive income	—	—	—	4,027	—	4,027
Balance at June 30, 2024	3,520,367	3,520	69,641,299	8,258	(63,562,752)	6,090,325
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	4,652	5	(16,538)	—	—	(16,533)
Stock-based compensation	—	—	199,122	—	—	199,122
Impact of reverse stock split fractional share round up	60	—	—	—	—	—
Offering costs related to at-the-market offering	—	—	(2,602)	—	—	(2,602)
Net loss	—	—	—	—	(1,304,276)	(1,304,276)
Other comprehensive loss	—	—	—	(19,249)	—	(19,249)
Balance at September 30, 2024	3,525,079	$3,525	$69,821,281	$(10,991)	$(64,867,028)	$4,946,787

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net loss	$(8,516,099)	$(4,660,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense, net	3,733,773	862,173
Changes in operating assets and liabilities, net
Other current assets	(693,999)	16,976
In-process research and development accrued expenses	(3,000,000)	—
Accounts payable, accrued expenses and other current liabilities	(350,464)	(628,297)
Operating lease right-of-use assets and liabilities, net	(4,430)	4,238
Net cash used in operating activities	(8,831,219)	(4,405,721)
Cash flows from investing activities:
Purchase of short-term investments	(8,864,561)	(985,730)
Maturities of short-term investments	7,600,000	985,730
Net cash used in investing activities	(1,264,561)	—
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement	—	3,192,618
Taxes paid related to net share settlement of vested restricted stock units	(834,247)	(37,274)
Cash proceeds from the issuance of common stock upon exercise of stock options	20,371	84
Net proceeds from issuance of common stock and concurrent issuance of pre-funded warrants upon public offering, net of offering costs	127,772,915	—
Repurchase of common stock	(34,999,957)	—
Net cash provided by financing activities	91,959,082	3,155,428
Effect of exchange rates	(2,229)	4,297
Net increase (decrease) in cash and cash equivalents	81,861,071	(1,245,996)
Cash and cash equivalents at beginning of period	45,816,289	7,266,080
Cash and cash equivalents at end of period	$127,677,360	$6,020,084

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising out of obtaining right-of-use asset	$127,342	$—
Accrued financing fees	$631,385	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Liquidity

The Company has incurred an accumulated deficit of approximately $84.3 million as of September 30, 2025, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offerings of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placements of pre-funded warrants, and cash provided in the camsirubicin asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through December 31, 2027. The Company’s ability to fund its future operations, including the development of ALXN1840 and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Going Concern Assessment

The Company applies Accounting Standards Codification (“ASC”) 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In  October 2025, the Company analyzed its cash requirements at least through December 31, 2027, and has determined that, based upon the Company’s current available cash and cash equivalents, the Company has no substantial doubt about its ability to continue as a going concern.

Risks Related to the Company’s Financial Condition and Capital Requirements

Many, if not most, biopharmaceutical companies never become profitable and are acquired, merged, or liquidated before successfully developing any product that generates revenue from commercial sales to enable profitability. The Company has incurred losses since inception and expects to continue to incur substantial operating losses over the next several years. These losses stem from the clinical development of the Company’s current and future licensed and/or purchased product candidates and will continue for the foreseeable future. As a result, the Company anticipates that it will seek additional capital to fund its future operations. The Company’s ability to raise sufficient funds in order to support continued clinical, regulatory, precommercial and commercial development and to make contractual future milestone payments, as well as to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization is uncertain.

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

September 30, 2025

Note 2 – Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include all disclosures required by GAAP for financial reporting. Amounts in tables in the condensed consolidated financial statements and accompanying footnotes may not sum up due to rounding. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2025, and the Company’s condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, and the Company’s condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024.

The interim condensed consolidated results of operations and comprehensive loss and condensed consolidated cash flows for the periods presented are not necessarily indicative of the condensed consolidated results of operations or cash flows which may be reported for the remainder of 2025 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2025, and December 31, 2024, consisted of money market accounts and U.S. Treasury securities.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof), with maturities at the date of purchase from over three months to one year, to be available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the condensed consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government and any changes in their fair value are primarily attributable to changes in interest rates and market liquidity. Investments as of  September 30, 2025, consisted of U.S. Treasury securities with maturities of over three months to one year and were recorded as held-to-maturity investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Prepaid Expenses

Prepayments are expenditures for goods or services before such goods are used or such services are received and are charged to operations as the benefits are realized. Prepaid expenses may include payments to development collaborators in excess of actual expenses incurred by the collaborators, measured at the end of each reporting period. Prepayments also include insurance premiums, dues and subscriptions and software costs of $10,000 or more per year that are expensed monthly over the life of the respective contracts, which are typically one year. Prepaid expenses are reflected on the Company’s condensed consolidated balance sheets as other current assets.

Leases

Lease agreements are evaluated to determine whether each arrangement is or contains a lease in accordance with ASC 842, Leases (“ASC 842”). Right-of-use lease (“ROU”) assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The right-of-use lease asset on the Company’s condensed consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing rate, taking into consideration the Company’s credit quality and borrowing rate for similar assets, is used in determining the present value of future payments. Lease expense is recorded as general and administrative (“G&A”) expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at two reputable financial institutions. As of September 30, 2025, the balance at one financial institution was in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect assumptions that market participants would use in pricing an asset or liability based on market data obtained from independent sources. Unobservable inputs reflect a reporting entity’s pricing of an asset or liability developed based on the best information available under the circumstances. The fair value hierarchy consists of the following three levels:

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures for each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2025 and 2024. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 3 as of September 30, 2025, and December 31, 2024. The Company has no liabilities reported at fair value on a recurring basis.

As of  September 30, 2025, and December 31, 2024, the Company’s investments consist of held-to-maturity U.S Treasury securities, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on investments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$127,495,230	$127,495,230
Total	$127,495,230	$127,495,230

December 31, 2024	Level 1	Total
Assets:
Cash equivalents(1)	$45,531,646	$45,531,646
Total	$45,531,646	$45,531,646

(1)

Cash equivalents as of September 30, 2025, and December 31, 2024, represent the fair value of the Company’s investments in money market accounts and U.S. Treasury securities with maturities at the date of purchase of three months or less.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Net Loss per Share

Net loss per share for the three and nine months ended September 30, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the three and nine months ended September 30, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted average common stock outstanding (7,123,849 and 3,520,398 shares for the three months ended September 30, 2025 and 2024, respectively; 7,036,937 and 3,419,321 shares for the nine months ended September 30, 2025 and 2024, respectively) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of September 30, 2025 and 2024, potentially dilutive securities included stock-based awards to purchase up to 715,315 and 476,758 shares of the Company’s common stock, respectively. For the three and nine months ended September 30, 2025 and 2024, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

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

In-process Research and Development Expense

In-process research and development (“IPR&D”) expense represents the costs to acquire technologies to be used in R&D that have not reached technological feasibility, have no alternative future uses and thus are expensed as incurred. IPR&D expense also includes upfront license fees and milestones paid to collaborators, with no alternative use, which are expensed as goods are received or when services are rendered. The upfront payments upon execution of the agreement to license ALXN1840, comprising $4 million in cash and $4.6 million in Monopar’s common stock issued to Alexion, were recorded as IPR&D expense during the year ended December 31, 2024. The foregoing cash payment consisted of $1 million paid to Alexion upon execution of the agreement during the year ended December 31, 2024, and the remaining $3 million paid to Alexion in January 2025, pursuant to the terms of the agreement.

Clinical Trials Accruals

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of each individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. The Company estimates the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to the progress or stage of completion of the trials or services and the agreed upon fees to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

During the three and nine months ended September 30, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product and technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and nine months ended September 30, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

See Note 8 for additional discussion regarding the Company’s Licensing Agreements.

Patent Costs

The Company expenses the costs related to issued patents and patent applications, including costs related to legal, renewal and application fees, as a component of G&A expenses in its condensed consolidated statements of operations and comprehensive loss.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

The Company regularly assesses the likelihood that its deferred income tax assets will be realized from recoverable income taxes or recovered from future taxable income. To the extent that the Company believes any amounts are not “more likely than not” to be realized, the Company records a valuation allowance to reduce the deferred income tax assets. In the event the Company determines that all or part of the net deferred tax assets are not realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently determines that deferred income tax assets, previously determined to be unrealizable, are now realizable, the respective valuation allowance would be reversed, resulting in an adjustment to earnings in the period such determination is made.

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of September 30, 2025, and December 31, 2024. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months) on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and nine months ended September 30, 2025 and 2024, the Company did not have any interest or penalties associated with unrecognized tax benefits.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act” or “OBBBA”), which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company is currently assessing the potential implications of the legislation on its operations and on the Company's consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

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

September 30, 2025

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

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. The Company will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive loss. In accordance with GAAP, and through the application of professional judgment, the Company concludes on the appropriate classification of warrants as either a liability or equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional-paid-in-capital as permanent equity.

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

Note 3 – Cash Equivalents and Investments

As of September 30, 2025, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of September 30, 2025	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$9,930,000	$37,400	$—	$9,967,400
Money Market Accounts	117,527,830	—	—	117,527,830
Total	$127,457,830	$37,400	$—	$127,495,230

As of September 30, 2025, there were no available-for-sale investments in an unrealized-loss position.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

As of September 30, 2025, and December 31, 2024, the Company had held-to-maturity investments (U.S. Treasury securities) with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

As of  September 30, 2025, and December 31, 2024, held-to-maturity investments had a combined book value of $16 million and $14.4 million, respectively.

As of September 30, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$15,998,427	$3,535	$(858)	$16,001,104
Total	$15,998,427	$3,535	$(858)	$16,001,104

As of September 30, 2025, the fair value of one held-to-maturity security was $858 lower than the recorded amortized cost. The Company has assessed this one security for credit impairment and has determined that no impairment exists and that there is no material impact on the Company’s liquidity or cash flows. U.S. Treasury securities have a low level of inherent credit risk, and the change in fair value reflects market movements rather than concern about credit quality.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Sales of Common Stock

During the nine months ended September 30, 2024, the Company sold 509,061 shares of its common stock at an average gross price per share of $6.45 for net proceeds of $3,194,310, after fees and commissions of $81,932, pursuant to a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services, LLC. There were no sales pursuant to this agreement in the nine months ended September 30, 2025, and this agreement is no longer active.

The Company subsequently priced an underwritten public offering of common stock on September 23, 2025, as described below under “September 2025 Capital Raise and Share Purchase.”

December 2024 Pre-funded Warrants

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

An additional issuance of pre-funded warrants occurred in September 2025, as described below under  “September 2025 Capital Raise and Share Purchase.”

September 2025 Capital Raise

On September 23, 2025, the Company priced an underwritten public offering (the “Offering”) consisting of (i) 1,034,433 shares of its common stock and (ii) pre-funded warrants to purchase 960,542 shares of common stock, pursuant to an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC, Leerink Partners LLC, and Barclays Capital Inc. (the “Underwriters”). The public offering price was $67.67 per share and $67.669 per pre-funded warrant, which represents the per share offering price less a $0.001 per share exercise price. The aggregate net proceeds from the Offering were approximately $126.9 million, after deducting underwriting discounts and commissions but before offering expenses and the Share Repurchase (as defined below).

Of the total securities sold in the Offering, the Company sold 1,034,433 shares of common stock to the Underwriters for aggregate gross proceeds of approximately $70.0 million and net proceeds of approximately $65.8 million after underwriting discounts and commissions but before offering expenses.

Concurrently with the sale of common stock, the Company sold pre-funded warrants to purchase 960,542 shares of common stock at a purchase price of $67.669 per pre-funded warrant, representing the public offering price less the $0.001 per-share exercise price. From the sale of the pre-funded warrants, aggregate gross proceeds were approximately $65.0 million and net proceeds were approximately $61.1 million after underwriting discounts and commissions but before offering expenses. For the  September 2025 pre-funded warrants, the 9.99% limitation may be changed at the holder’s election to a lower or higher percentage not in excess of 19.99% upon 61 days’ notice to the Company subject to the terms of such pre-funded warrant. All the other terms, conditions, and classifications are materially identical to the December 2024 warrants above.

Share Repurchase

On September 24, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Tactic Pharma LLC (“Tactic Pharma”), an existing significant stockholder that held approximately 13.4% of the Company’s common stock prior to the Offering and Repurchase. Pursuant to the Share Purchase Agreement, the Company used $35 million of the Offering proceeds to repurchase 550,229 shares of its common stock from Tactic Pharma at a purchase price of $63.6098 per share, which equals the public offering price per share less underwriting discounts and commissions (the “Share Repurchase”). Chandler D. Robinson, Monopar’s Chief Executive Officer and a member of the Board of Directors, is a minority owner and non-controlling Managing Member of Tactic Pharma. After giving effect to the Share Repurchase, the Company's net proceeds from the Offering were approximately $91.9 million, before estimated offering expenses.

Share and Pre-funded Warrant Totals as of September 30, 2025

As of September 30, 2025, the Company had 6,662,930 shares of common stock issued and outstanding and 1,843,303 pre-funded warrants outstanding (including 882,761 issued in December 2024 and 960,542 issued in September 2025).

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

During the nine months ended September 30, 2025, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees, non-employee directors and consultants aggregate stock options for the purchase of 248,381 shares of the Company’s common stock, with exercise prices ranging from $22.00 to $44.96 per share and with vesting schedules ranging from vesting immediately upon the grant date to 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2024	428,915	$19.35
Granted(1)	248,381	32.31
Forfeited(2)(3)	(29,349)	9.70
Exercised	(47,242)	0.43
Balances at September 30, 2025	600,705	26.67
Unvested options outstanding expected to vest(3)	201,665	29.28

(1)

248,381 options vest as follows: options to purchase 8,270 shares of the Company’s common stock vesting immediately upon the grant date; options to purchase 2,000 shares of the Company’s common stock vesting monthly over one year; options to purchase 51,143 shares of the Company’s common stock vesting quarterly over one year; options to purchase 186,968 shares of the Company’s common stock vesting 6/48ths on the six-month anniversary of the vesting commencement date and 1/48th per month thereafter.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

A summary of options outstanding as of September 30, 2025, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	214,826	6.22	178,835	5.94
$25.01 - $50.00	362,040	7.51	196,368	5.83
$50.01 - $75.00	22,614	4.23	22,612	4.23
$75.01 - $100.00	1,225	4.34	1,225	4.34
	600,705	6.92	399,040	5.78

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Unvested balance at December 31, 2024	40,739	$13.92
Granted(1)	120,941	31.70
Vested	(46,412)	24.63
Forfeited	(658)	3.26
Unvested balance at September 30, 2025	114,610	28.40

(1) In aggregate, there were 120,941 restricted stock units granted during the nine months ended September 30, 2025, of which 6,002 restricted stock units vested immediately upon the grant date and 114,939 restricted stock units vest 6/48ths on the six-month anniversary of the vesting commencement date and 3/48ths per quarter thereafter.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Stock options granted	22,500	27,800	248,381	43,523
Weighted-average grant date fair value per share	$37.52	$2.91	$29.98	$2.72
Fair value of shares vested	$810,749	$145,763	$2,513,309	$505,504

As of  September 30, 2025, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $33 million and $10.6 million respectively. The weighted-average exercise price in aggregate was $26.67, which includes $25.35 for fully vested stock options and $29.28 for stock options expected to vest. As of  September 30, 2025, the unamortized balance of stock-based compensation was $8.6 million, to be amortized over the following 3 years.

During the three months ended  September 30, 2025 and 2024, the Company recognized $617,413 and $13,512 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $481,797 and $185,609 as R&D expenses, respectively. During the nine months ended  September 30, 2025 and 2024, the Company recognized $2,043,890 and $325,589 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $1,689,883 and $536,584 as R&D expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Note 6 – Related Party Transactions

As of September 30, 2025, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 4.1% of Monopar’s common stock, and during the three and nine months ended September 30, 2025, there was one transaction between Tactic Pharma and Monopar, related to the Share Purchase Agreement on September 24, 2025 (See Note 4). The Company considers the following individual as a related party: Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, non-controlling Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation as of  September 30, 2025.

Note 7 –  Net Loss Per Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for net loss per share)	2025	2024**	2025	2024**
Numerator:
Net loss	$(3,438)	$(1,304)	$(8,516)	$(4,661)

Denominator:
Weighted-average common shares outstanding, basic and diluted	7,124	3,520	7,037	3,419

Net loss per common share, basic and diluted	$(0.48)	$(0.37)	$(1.21)	$(1.36)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	601	429	601	429
Unvested restricted stock units	115	48	115	48

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares at the time) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. As of September 30, 2025, the Company has paid an aggregate of $4.0 million in cash under the License Agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, the Company is obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of September 30, 2025, no milestone or royalty payments have been made under the License Agreement. The Company has also given Alexion the right of first negotiation regarding any rights should Monopar intend to sublicense ALXN1840. Furthermore, the Company will have to pay Alexion a percentage in the mid-double digits of any sublicensing income received by Monopar. As part of this License Agreement, the Company has assumed an agreement from Alexion, under which the Company will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and the Company may terminate the agreement for convenience upon 90 days prior written notice to Alexion.

NorthStar Medical Radioisotopes, LLC (“NorthStar”)

In June 2024, the Company entered into a long-term, non-exclusive master supply agreement with NorthStar under which NorthStar will provide Monopar with the therapeutic radioisotope actinium-225 (“Ac-225”). The original collaboration agreement was amended at that time to clarify certain economic terms and terms related to jointly-developed intellectual property rights for the Company’s MNPR-101 for radiopharmaceutical use. The Company has acquired these rights from NorthStar, together with certain broad, jointly-developed intellectual property pertaining to MNPR-101, giving the Company full ownership and title to its lead MNPR-101 radiopharmaceutical platform. The Company will jointly share ownership of the filed patent application on the use of PCTA as a linker with Ac-225, which has shown that MNPR-101 has superior binding and yield with Ac-225 over the current industry-leading linker, DOTA.

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of  September 30, 2025, the Company has not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

Leases

The Company entered into a 36-month lease that commenced on  April 1, 2025, for its executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580 per month for 1,718 square feet; the Company also has a month-to-month lease for additional space at the same location for $2,379 per month. The Company also entered into a lease that commenced on January 16, 2025, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month for 862 square feet, which is cancellable after 6 months with 30 days advance written notice.

As of September 30, 2025, in accordance with ASC 842, Leases, the two leases were recorded as an operating lease ROU asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s condensed consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration its credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability do not include an option to extend but do include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total lease costs	$21,461	$13,462	$54,913	$44,623

Maturities of the lease liability are as follows:

Fiscal Year Ending December 31,	Operating Leases
2025	$13,290
2026	43,810
2027	42,960
2028	10,740
Total lease payments	$110,800
Less: imputed interest	(8,564)
Total lease liability as of September 30, 2025	$102,236

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

As of September 30,
2025
Lease term:
Operating leases	1.42 years

Discount rate:
Operating lease	6.50%

Supplemental balance sheet information:

	As of September 30,
	2025	2024
ROU asset - non-current	$106,666	$—
Total ROU asset	$106,666	$—

Operating lease liability - current, included in other current liabilities	31,355	—
Operating lease liability - non-current	70,881	—
Total operating lease liabilities	$102,236	$—

Legal Contingencies

The Company may be subject to claims and assessments from time to time in the ordinary course of business. No claims have been asserted to date.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Note 9 – Subsequent Events

On November 9, 2025, the Company presented new data and analyses from the Phase 2 ALXN1840-WD-204 copper balance study at the American Association for the Study of Liver Diseases (AASLD) - The Liver Meeting® 2025. In an oral presentation titled “Rapidly Improved Cu Balance in Wilson Disease Patients on Tiomolybdate Choline,” Professor Aftab Ala, MBBS, M.D., FRCP, Ph.D., Professor of Hepatology and Consultant Hepatologist at the Institute of Liver Studies at King’s College Hospital in London, shared results showing that treatment with ALXN1840 (tiomolybdate choline) led to a rapid and sustained improvement in daily copper balance in patients with Wilson disease, primarily through increased fecal copper excretion.

The mean daily copper balance among patients treated with ALXN1840 in the study (n=8) was significantly lower - indicating improvement - compared with their pre-treatment baseline. Copper balance improved both during the initial 15 mg once-daily dosing period (days 1-28) and over the entire treatment duration (days 1-39), which included patients receiving either 15 mg every other day or 30 mg once daily.

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

Financial Status

Our cash, cash equivalents and investments as of September 30, 2025, were $143.7 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through December 31, 2027, in order for us to: (1) assemble a regulatory package and file an NDA for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr, continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu, and advance our preclinical MNPR-101-Ac program into the clinic; and (3) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

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

On September 23, 2025, pursuant to an underwriting agreement with Morgan Stanley & Co. LLC, Leerink Partners LLC, and Barclays Capital Inc., we sold 1,034,433 shares of our common stock at $67.67 per share in a public offering and pre-funded warrants to purchase 960,542 shares of our common stock at $67.669 per pre-funded warrant, reflecting the $0.001 exercise price. The net proceeds of the shares and pre-funded warrants sold were approximately $126.9 million after underwriting discounts and commissions but before offering expenses. On September 24, 2025, pursuant to a share purchase agreement with Tactic Pharma, an existing significant stockholder that held approximately 13.4% of our common stock prior to this offering, we used $35 million of the Offering proceeds to repurchase 500,229 shares of our common stock from Tactic Pharma at $63.6098 per share, which equals the public offering price per share less underwriting discounts and commissions. After giving effect to the repurchase, our net proceeds from the offering were approximately $91.9 million before estimated offering expenses.

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

Following Alexion’s decision, in October 2024, we entered into an exclusive worldwide license for the program and assumed responsibility for all future global development and commercialization activities. On May 7, 2025, the Company presented data on the long-term efficacy and safety of ALXN1840 at the European Association for the Study of the Liver (EASL) International Liver Congress 2025, one of the most prominent global conferences in liver disease. Monopar’s late-breaker poster presentation supports the potential use of ALXN1840 as a therapeutic option for Wilson disease. Efficacy data were pooled and analyzed from three clinical trials: Phase 2 WTX101-201, Phase 2 ALXN1840-WD-205, and Phase 3 WTX101-301 (n=255). For safety analysis, data from the Phase 2 ALXN1840-WD-204 trial were also included (n=266). The median treatment duration with ALXN1840 treatment was 961 days (2.63 years) and 943.5 days (2.58 years) for the efficacy and safety datasets, respectively. The data presented highlight the following:

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

On June 6, 2025, Alexion officially transferred sponsorship of the investigational new drug (“IND”) application for ALXN1840 to Monopar. The FDA acknowledged this change on July 29, 2025, confirming that the transfer was effective as of June 6, 2025. We are now fully responsible for the program, including its commercial advancement and compliance with all applicable federal regulations.

On September 14-15, 2025, we presented new data on the long-term neurological efficacy and safety of ALXN1840 at the 150th American Neurological Association (ANA) Annual Meeting. Matthew Lorincz, M.D., Ph.D., Professor of Neurology and Co-Director of the Wilson Disease Center of Excellence at the University of Michigan delivered the poster and oral presentations. The analysis pooled efficacy and safety data from the same clinical trials pooled and analyzed for the EASL presentation above. The new findings presented at ANA highlight the long-term neurological benefit of ALXN1840, and follow the EASL presentation of long-term hepatic and systemic safety and efficacy data. Together, these findings underscore the potential of ALXN1840 to favorably impact both neurological and hepatic manifestations of Wilson disease. The ANA data presented highlight the following:

●	Statistically significant neurologic improvement from baseline on the UWDRS Part II and Part III was sustained over 6 years;

●	Patients who crossed over from SoC to ALXN1840 showed additional neurological improvement, including a majority of patients who had worsened on SoC demonstrating a reversal on ALXN1840;

●	Statistically significant psychiatric improvement from baseline was sustained over multiple years, as measured by the Brief Psychiatric Rating Scale (“BPRS”);

●	Neurological benefit was observed consistently across multiple independent studies; and

●	Across more than 645 patient-years on ALXN1840, less than 1% of patients experienced a drug-related neurological SAE.

On November 9, 2025, we presented new data and analyses from the Phase 2 ALXN1840-WD-204 copper balance study at the American Association for the Study of Liver Diseases (AASLD) - The Liver Meeting® 2025. In an oral presentation titled “Rapidly Improved Cu Balance in Wilson Disease Patients on Tiomolybdate Choline,” Professor Aftab Ala, MBBS, M.D., FRCP, Ph.D., Professor of Hepatology and Consultant Hepatologist at the Institute of Liver Studies at King’s College Hospital in London, shared results showing that treatment with ALXN1840 (tiomolybdate choline) led to a rapid and sustained improvement in daily copper balance in patients with Wilson disease, primarily through increased fecal copper excretion.

The mean daily copper balance among patients treated with ALXN1840 in the study (n=8) was significantly lower - indicating improvement - compared with their pre-treatment baseline. Copper balance improved both during the initial 15 mg once-daily dosing period (days 1-28) and over the entire treatment duration (days 1-39), which included patients receiving either 15 mg every other day or 30 mg once daily.

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

On September 26, 2025, we received FDA clearance on our IND application for MNPR-101-Lu, which covers the protocol titled “Phase 1, Open-Label, Multicenter, Dosimetry and Dose-Escalation Trial to Characterize the Safety, Tolerability, and Anti-Tumor Activity of Fractionated MNPR-101-Lu Dosing in the Treatment of uPAR-Expressing Advanced or Metastatic Solid Tumors.” This IND incorporates our proprietary linker technology, which has been designed to enhance the stability and biodistribution of our therapeutic radiopharmaceuticals.

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

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development, and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop, and commercialize innovative treatments for patients with unmet medical needs. Key elements of our strategy to achieve this goal are to:

●	Assemble a regulatory package for ALXN1840 to file an NDA. We are assembling a regulatory package to support an NDA approval for ALXN1840 in Wilson disease patients.

●	Advance the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising preclinical data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, and human clinical data from our MNPR-101-Zr Phase 1 clinical trial validating the tumor-targeting ability of MNPR-101, we have dedicated resources and funds toward the development of our radiopharmaceutical programs. We have two open and active human clinical trials for our MNPR-101 radiopharmaceutical program; a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers; and a Phase 1a therapeutic clinical trial of MNPR-101-Lu in patients with advanced cancers. In addition, we are continuing our preclinical development of MNPR-101-Ac, using the alpha-emitter actinium-225 conjugated to MNPR-101.

●	Expand our drug development pipeline through internal efforts, in-licensing and acquisition of product candidates. We plan to continue the expansion of our drug development pipeline through internal research and development, as well as by potentially acquiring or in-licensing additional product candidates, particularly those that leverage existing scientific and clinical data to help reduce the risks of the next steps in clinical development. The focus on this front will include identifying both novel and established targets and candidates that complement our radiopharmaceutical and rare disease programs.

●	Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions, as well as in developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp. (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics; Horizon was subsequently acquired by Amgen), and Wilson Therapeutics (acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca). In October 2024, we in-licensed ALXN1840 (tiomolybdate choline) from Alexion, AstraZeneca Rare Disease, and plan to pursue regulatory approval and if successful, commercialization of this late-stage drug candidate for Wilson disease.

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

Recently Issued and Adopted Accounting Pronouncements

Two accounting pronouncements, detailed in Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, are under consideration for adoption as of September 30, 2025.

Critical Accounting Policies and Use of Estimates

While our significant accounting policies are described in Note 2 of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the nine months ended September 30, 2025, we granted 2,000 options to purchase shares of our common stock to a consultant, 52,766 options to purchase shares of our common stock to non-employee directors, 154,204 options to purchase shares of our common stock to officers, and 39,411 options to purchase shares of our common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to-date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes the results of our operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(in thousands)	2025	2024	Variance	2025	2024	Variance
Research and development expenses	$2,590	$984	$1,605	$5,963	$3,081	$2,882
General and administrative expenses	1,503	591	913	4,586	2,006	2,580
Total operating expenses	4,093	1,575	2,518	10,549	5,087	5,462
Operating loss	(4,093)	(1,575)	(2,518)	(10,549)	(5,087)	(5,462)
Other income	—	171	(171)	—	171	(171)
Interest income	655	99	556	2,033	255	1,778
Net loss	$(3,438)	$(1,304)	$(2,133)	$(8,516)	$(4,661)	$(3,855)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended September 30, 2025, were $2,589,749, compared to $984,278 for the three months ended September 30, 2024. This represents an increase of $1,605,471 attributed to (1) a $937,582 increase in manufacturing activities related to ALXN1840, (2) a $617,667 increase in R&D personnel expenses including stock-based compensation and (3) a net increase of $50,223 in other R&D expenses.

R&D expenses for the nine months ended September 30, 2025, were $5,963,124, compared to $3,081,366 for the nine months ended September 30, 2024. This represents an increase of $2,881,758 attributed to (1) a $1,199,119 increase in manufacturing activities related to ALXN1840 and (2) a $1,864,491 increase in R&D personnel expenses including stock-based compensation partially offset by (3) a net decrease of $181,852 in other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended September 30, 2025, were $1,503,326, compared to $590,624 for the three months ended September 30, 2024. This represents an increase of $912,702 primarily attributed to (1) a $369,959 increase in Board compensation resulting from the grant of stock options in March 2025 (no stock options were granted to the Board in 2024), (2) a $287,749 increase in G&A personnel expenses including stock-based compensation, and (3) a net increase of $254,993 in other G&A expenses.

G&A expenses for the nine months ended September 30, 2025, were $4,586,063, compared to $2,005,711 for the nine months ended September 30, 2024. This represents an increase of $2,580,352 primarily attributed to (1) a $1,156,506 increase in Board compensation resulting from the grant of stock options in March 2025 (no stock options were granted to the Board in 2024), (2) a $834,495 increase in G&A personnel expenses including stock-based compensation, (3) a $229,817 increase in legal fees, (4) a $124,248 increase in insurance expenses, and (5) a net increase of $235,286 in other G&A expenses.

Interest Income

Interest income for the three months ended September 30, 2025, increased by $556,129 compared to the same period in 2024. The increase is attributed to interest earned on U.S. Treasury securities and higher bank balances in 2025, resulting from net proceeds of approximately $91.9 million, after deducting underwriting discounts and commissions but before offering expenses, from the September 2025 capital raise and Share Repurchase.

Interest income for the nine months ended September 30, 2025, increased by $1,778,103 compared to the same period in 2024. The increase is attributed to interest earned on U.S. Treasury securities and higher bank balances in 2025, resulting from net proceeds of approximately $91.9 million, after deducting underwriting discounts and commissions but before offering expenses, from the September 2025 capital raise and Share Repurchase.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations resulting in an accumulated deficit of approximately $84.3 million as of September 30, 2025. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan. We anticipate that the currently available funds as of October 31, 2025, will fund our planned operations at least through December 31, 2027. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts and U.S. Treasury securities.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	(Unaudited)
(in thousands)	2025	2024	Variance
Net cash used in operating activities	$(8,831)	$(4,406)	$(4,425)
Net cash used in investing activities	(1,265)	—	(1,265)
Net cash provided by financing activities	91,959	3,155	88,804
Effect of exchange rates	(2)	4	(7)
Net increase (decrease) in cash and cash equivalents	$81,861	$(1,246)	$83,107

During the nine months ended September 30, 2025 and 2024, we had a net cash inflow of $81,861,071 and a net cash outflow of $1,245,996, respectively. During the nine months ended September 30, 2025, versus the nine months ended September 30, 2024, the increase in net cash inflow of $83,107,067 primarily consisted of (1) an increase in cash flow provided by financing activities of $88,803,654 due to the net proceeds of approximately $91.9 million, after deducting underwriting discounts and commissions but before offering expenses, from the September 2025 capital raise and Share Repurchase, partially offset by (2) an increase in net cash used in investing activities due to purchases of investments of $1,264,561 and (3) an increase in net cash used in operating activities of $4,425,498.

Cash Flow Used in Operating Activities

The increase of $4,425,498 in cash flow used in operating activities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily a result of a higher net loss due to an increase in research and development expenses and a payment of $3 million related to ALXN1840 in 2025.

Cash Flow Used in Investing Activities

The increase of $1,264,561 in cash used in investing activities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily a result of net investment in U.S. Treasury securities maturing and/or invested in during the periods reported.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, of $88,803,654 was primarily due to higher net proceeds of  approximately $91.9 million, after deducting underwriting discounts and commissions but before offering expenses, from the September 2025 capital raise and Share Repurchase.

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

We anticipate that the funds available as of October 31, 2025, will fund our obligations at least through December 31, 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

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

Contractual Obligations and Commitments

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, we executed a License Agreement with Alexion, pursuant to which Alexion granted us an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, we issued Alexion 387,329 shares (representing 9.9% of our outstanding shares at the time) of our common stock and agreed to make an upfront cash payment of $4.0 million. The foregoing cash payment consisted of $1.0 million paid at the time of signing and the remaining $3.0 million paid in January 2025, pursuant to the terms of the agreement. As of September 30, 2025, we have paid an aggregate of $4.0 million in cash under the License Agreement. We agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until we raised the next $25.0 million of our common stock, subject to a maximum of 705,015 shares unless we obtained stockholder approval. Pursuant to the anti-dilution right, we issued an additional 157,188 shares of common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, we are obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of September 30, 2025, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the mid-double digits of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and the Company may terminate the agreement for convenience upon 90 days prior written notice to Alexion.

NorthStar Medical Radioisotopes, LLC (“NorthStar”)

In June 2024, we entered into a long-term, non-exclusive master supply agreement with NorthStar under which NorthStar will provide us with the therapeutic radioisotope actinium-225 (“Ac-225”). The original collaboration agreement was amended at that time to clarify certain economic terms and terms related to jointly-developed intellectual property rights for our MNPR-101 for radiopharmaceutical use. We have acquired these rights from NorthStar, together with certain broad, jointly-developed intellectual property pertaining to MNPR-101, giving us full ownership and title to our lead MNPR-101 radiopharmaceutical platform. We will jointly share ownership of the filed patent application on the use of PCTA as a linker with Ac-225, which has shown that MNPR-101 has superior binding and yield with Ac-225 over the current industry-leading linker, DOTA.

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of October 31, 2025, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

Office Lease

We entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580 per month; we also have a month-to-month lease for additional space at the same location for $2,379 per month. We also entered into a lease that commenced on January 16, 2025, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month, which is cancellable after 6 months with 30 days advance written notice.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Part I Item 1A of our Annual Report on Form 10-K as filed with the SEC on March 31, 2025.

Item 5. Other Information

During the quarter ended  September 30, 2025, no non-employee director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
4.1	Form of Pre-Funded Warrant	Form 8-K filed on September 24, 2025
10.1	Underwriting Agreement, dated September 23, 2025, by and among Monopar Therapeutics Inc., Morgan Stanley & Co. LLC, Leerink Partners LLC, and Barclays Capital Inc.	Form 8-K filed on September 24, 2025
10.2	Share Purchase Agreement, dated September 24, 2025, by and between Monopar Therapeutics Inc. and Tactic Pharma, LLC.	Form 8-K filed on September 24, 2025
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Quan Vu, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Quan Vu, Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: November 13, 2025	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: November 13, 2025	By:	/s/ Quan Vu
	Name:	Quan Vu
	Title:	Chief Financial Officer (Principal Financial Officer)