Form 10-K
period 2025-12-31
Monopar Therapeutics
filed 2026-03-27
CIK 1645469

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2025

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, was $155,527,932 based on the closing price reported for such date on the Nasdaq Capital Market.

The number of shares outstanding with respect to each of the classes of our common stock, as of March 17, 2026, is set forth below:

Class	Number of shares outstanding
Common stock, par value $0.001 per share	6,692,140

The documents incorporated by reference are as follows: portions of the Registrant’s Proxy Statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III.

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Annual Report on Form 10-K are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

our ability to raise sufficient funds in order for us to support continued clinical, regulatory and commercial development of our programs and to make contractual future milestone payments, as well as our ability to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization;

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

●	known and unknown risks associated with developing copper-chelating therapies and radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	uncertainties related to the regulatory processes related to ALXN1840 and the outcome(s) thereof;

●	potential delays and/or additional significant expenses related to developing and filing a New Drug Application (“NDA”) for ALXN1840;

●	the uncertain impacts of U.S. government shutdowns and potential future shutdowns on the timing of regulatory processes, including with respect to the NDA we plan to submit for ALXN1840;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate in the future into our drug candidates;

●

market uptake and competitiveness in terms of pricing, efficacy and safety of any products for which we receive marketing approval, and our ability to competitively market and position any such products as compared to larger pharmaceutical companies;

Forward-Looking Statements (continued)

●	the difficulties of commercialization, marketing, product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy, including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources with experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms or at all;

●

U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals – governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products – and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impacts of any COVID-19 resurgence or of another pandemic may have on our ability to advance our clinical programs, commercialize them, and raise additional financing;

●

the cumulative impacts of domestic and global inflation, volatility in financial markets and the potential for an economic recession, resulting in higher costs for obtaining goods and services and/or making financing more difficult to obtain on acceptable terms or at all;

●	the uncertain impacts of the Russia-Ukraine war, the Israel-Hamas conflict, the developments in Venezuela, the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states, and/or any potential future conflicts on our clinical material manufacturing expenses and timelines, as well as on general geopolitical, economic, trade and financial market conditions; and

●	the uncertainty of our financial projections and operational timelines and the development of new competitive products and technologies.

Although we believe that the risk assessments identified in such forward-looking statements are appropriate, we can give no assurance whether such risks will materialize or that other risks will not materialize. Cautionary statements are disclosed in this Annual Report on Form 10-K, including without limitation statements in the section entitled “Item 1A. Risk Factors,” addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Annual Report on Form 10-K or elsewhere, including without limitation any forward-looking statements, except as required by law.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Item 1A. Risk Factors” located elsewhere in this Annual Report on Form 10-K. These risks include, among others, the following:

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

●

Although a completed pivotal Phase 3 trial with ALXN1840 met its primary endpoint as described in this report, Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. In the near term, we are focused on assembling a regulatory package and submitting an NDA, all with uncertain outcomes.

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

●	Our clinical trials may not yield sufficiently conclusive results for regulatory agencies to approve the marketing and sale of our products, which would adversely affect our financial condition.

●	If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of the necessary regulatory approvals will be delayed or prevented, which could materially delay or terminate our program schedules and adversely affect our financial condition.

●	If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities and/or at defined quality specifications, or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop and to meet the demand for our products as well as lose time to market and associated potential revenues.

●	We rely on qualified third parties to conduct our active pharmaceutical ingredient and biologic drug substance manufacturing, drug product manufacturing, non-clinical studies, and clinical trials. If these third parties do not or cannot successfully carry out their contractual duties and meet expected deadlines or performance goals, the initiation or conduct of our clinical trials would be delayed and we may be unable to obtain regulatory approval for, or commercialize, our current product candidates or any future products, which would adversely affect our financial condition.

●	Radiopharmaceutical technology is a relatively novel approach to cancer imaging and treatment, which may create significant and potentially unpredictable challenges for such technology, including the availability of radioisotopes, potential misconception about its safety, and low market uptake due to its novelty. Perceptions of these challenges may pose funding challenges as we devote efforts to our radiopharmaceutical programs.

Summary Risk Factors (continued)

●

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities, and Russian reduction in gas shipments to the EU and other allies, have increased fuel costs, reduced access to critical supplies and may cause shipping delays. Separately, the Israel-Hamas conflict, the developments in Venezuela, and the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states have created additional uncertainties and impacts. The broader geopolitical, economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, delay the manufacture of our clinical materials, restrict the availability of radioisotopes, increase costs of other goods and services or introduce additional financing difficulties and/or costs, any of which could adversely affect our clinical and preclinical programs and our financial condition.

●	Market variables, such as inflation of product costs, labor rates and fuel, freight and energy costs, as well as geopolitical events, may significantly increase our operating and administrative expenses.

●	Unstable market and economic conditions, such as volatility in the financial markets due to concerns about tariffs, bank stability and economic challenges due to inflation, may limit our ability to raise funds, potentially causing us to delay, restructure or cease our operations.

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals – governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products – and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	We face significant competition from other radiopharmaceutical, biotechnology and pharmaceutical companies, and from research-based academic medical institutions, in our targeted medical indications, and our operating results would be adversely affected if we fail to compete effectively. Many competitors in our industry have greater organizational capabilities, more robust capital resources, and established marketing and sales resources and experience in the targeted markets. Competition and technological change may make our product candidates obsolete or non-competitive.

●	The termination of third-party licenses would adversely affect our rights to important compounds and/or technologies which are essential to the development and marketing of our products.

●	If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to develop and market competing drugs, which would adversely affect our financial condition.

●	If we lose key management leadership, and/or the expertise and experience of our scientific personnel, and if we cannot recruit qualified employees or other highly qualified and experienced personnel for future requirements, we may experience significant program delays and increased operational and compensation costs, and our business may be materially disrupted.

●

Any future or long-term impacts of COVID-19 or of any other pandemic remain uncertain, and their scope and impact could have a substantial negative bearing on our business, financial condition, operating results, stock price and ability to raise additional capital.

PART I

Item 1. Business

You should read the following discussion in conjunction with our financial statements as of December 31, 2025, and the notes to such financial statements included elsewhere in this Annual Report on Form 10-K.

Overview

Monopar Therapeutics Inc. (“Monopar,” the “Company,” “we,” “us,” and “our” and similar terms mean Monopar Therapeutics Inc. and its subsidiaries except where the context otherwise requires) is a clinical-stage biopharmaceutical company developing an innovative treatment for Wilson disease and novel radiopharmaceuticals for oncology. Our Wilson disease product candidate is ALXN1840, a late-stage, investigational once-daily, oral medicine. Our radiopharmaceutical programs consist of Phase 1-stage MNPR-101-Zr for imaging advanced cancers, and Phase 1a-stage MNPR-101-Lu and late preclinical-stage MNPR-101-Ac for the treatment of advanced cancers, that express urokinase plasminogen activator receptor (“uPAR”).

We build our drug development pipeline through both in-house efforts and licensing of late preclinical- and clinical-stage therapeutics, leveraging our scientific and clinical expertise to reduce risk and accelerate development.

Our Product Pipeline

Our Product Candidates

ALXN1840 for Wilson Disease

ALXN1840 (tiomolybdate choline) is an investigational once-daily, orally-administered drug candidate in development for the treatment of Wilson disease, a rare and progressive genetic condition in which the body’s pathway for removing excess copper is compromised. Over time this excess copper results in the build-up of toxic copper levels in the liver and brain, leading to damage that greatly impacts a patient’s life. Patients can develop a wide range of symptoms, including liver disease and psychiatric or neurological manifestations, such as personality changes, tremors and difficulty walking, swallowing or talking. In some cases, the damage and loss of function may be irreversible. ALXN1840 is a novel small molecule designed to selectively and tightly bind and remove copper from the body’s tissues and blood. ALXN1840 has been granted Orphan Drug Designation for the treatment of Wilson disease in the U.S. and the EU, as well as Fast Track designation from the FDA.

Wilson disease affects approximately 1 in 30,000 live births in the U.S. There are an estimated 10,000 Wilson disease patients in the U.S., with an estimated 5,000 patients currently diagnosed and being treated with standard-of-care (“SoC”).

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

Following Alexion’s decision, in October 2024, we entered into an exclusive worldwide license for the program and assumed responsibility for all future global development and commercialization activities. On May 7, 2025, we presented data on the long-term efficacy and safety of ALXN1840 at the European Association for the Study of the Liver (EASL) International Liver Congress 2025, a prominent global conference in liver disease. Efficacy data were pooled and analyzed from three clinical trials: Phase 2 WTX101-201, Phase 2 ALXN1840-WD-205, and Phase 3 WTX101-301 (n=255). For safety analysis, data from the Phase 2 ALXN1840-WD-204 trial were also included (n=266). The median treatment duration with ALXN1840 treatment was 961 days (2.63 years) and 943.5 days (2.58 years) for the efficacy and safety datasets, respectively. The data presented highlight the following:

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

On September 14-15, 2025, we presented new data on the long-term neurological efficacy and safety of ALXN1840 at the 150th American Neurological Association (ANA) Annual Meeting. Matthew Lorincz, M.D., Ph.D., Professor of Neurology and Co-Director of the Wilson Disease Center of Excellence at the University of Michigan, delivered the poster and oral presentations. The analysis pooled efficacy and safety data from the same clinical trials pooled and analyzed for the EASL presentation above. The new findings presented at ANA highlight the long-term neurological benefit of ALXN1840, and follow the EASL presentation of long-term hepatic and systemic safety and efficacy data. Together, we believe these findings underscore the potential of ALXN1840 to favorably impact both neurological and hepatic manifestations of Wilson disease. The ANA data presented highlight the following:

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

On November 9, 2025, we presented new data and analyses from the Phase 2 ALXN1840-WD-204 copper balance study at the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® 2025. In an oral presentation titled “Rapidly Improved Cu Balance in Wilson Disease Patients on Tiomolybdate Choline,” we shared results showing that treatment with ALXN1840 (tiomolybdate choline) led to a rapid and sustained improvement in daily copper balance in patients with Wilson disease, primarily through increased fecal copper excretion.

The mean daily copper balance among patients treated with ALXN1840 in the study (n=8) was significantly lower – indicating improvement – compared with their pre-treatment baseline. Copper balance improved both during the initial 15 mg once-daily dosing period (days 1-28) and over the entire treatment duration (days 1-39), which included patients receiving either 15 mg every other day or 30 mg once daily.

Based on recent regulatory interactions with the FDA regarding ALXN1840, during which the agency has encouraged continued dialogue with us on certain questions they have before we submit our NDA, we currently expect to submit our NDA in mid-2026. This anticipated timing reflects our efforts to incorporate additional information and further refine the submission package. However, there can be no assurance that the FDA will accept the NDA for filing or that the application will ultimately be approved.

MNPR-101 for Radiopharmaceutical Use

The radiopharmaceutical space has had numerous positive developments and announcements over the past 24 months, from acquisitions to clinical data to reimbursement rates to commercial demand. Since December 2023, four significant acquisitions have been publicly announced or completed with upfront payments ranging from approximately $1 billion to over $4 billion (BMS/RayzeBio, AstraZeneca/Fusion Pharma, Eli Lilly/POINT BioPharma, and Novartis/Mariana Oncology).

MNPR-101 is our proprietary humanized monoclonal antibody that we are developing for advanced solid tumors expressing uPAR. This novel radiopharmaceutical program aims to identify and selectively bind to and kill the tumors expressing uPAR, while minimizing damage to healthy tissue. The program uses MNPR-101 to target uPAR as a means to accurately deliver radioisotope payloads to the tumors.

uPAR is highly expressed on several of the more aggressive, deadly cancers including pancreatic, breast, ovarian, and bladder cancers but not on most normal cells. For example, it is estimated that the tumors and/or tumor associated cells in 97% of breast, 89% of bladder, 87% of pancreatic and 85% of colorectal cancer patients express uPAR. Moreover, several Phase 1 PET imaging studies in advanced cancer patients show that uPAR can be clearly detected in tumors, making it a potentially attractive target for radiopharmaceuticals.

We have demonstrated promising preclinical data to date for our MNPR-101 radiopharmaceutical program. Positron emission tomography (“PET”) imaging data of preclinical human tumor xenograft mouse models for triple-negative breast, colorectal, and pancreatic tumors expressing uPAR display high, selective and durable uptake of MNPR-101-Zr, our imaging agent. Additionally, preclinical triple-negative breast and pancreatic cancer mouse model studies with MNPR-101 conjugated to therapeutic radioisotopes lutetium-177 and actinium-225 have shown promising anti-tumor activity. Overall, the preclinical imaging and therapeutic efficacy study results demonstrate the potential utility of MNPR-101 as a precision targeting radiopharmaceutical agent for both imaging and therapy in multiple cancer types. We are currently actively enrolling our Phase 1 imaging/dosimetry and our therapeutic clinical trials in Australia for MNPR-101-Zr and MNPR-101-Lu in patients with advanced cancer, respectively.

MNPR-101-Zr Phase 1 Imaging and Dosimetry Clinical Trial

In February 2024, we received Human Research Ethics Committee (“HREC”) clearance in Australia to commence a first-in-human Phase 1 imaging and dosimetry clinical trial with our novel radiopharmaceutical imaging agent MNPR-101-Zr (MNPR-101 conjugated to zirconium-89) in patients with advanced cancers. The trial, which is anticipated to enroll approximately 12 patients, utilizes total body positron emission tomography–computed tomography (“PET/CT”) imaging to assess tumor uptake, normal organ biodistribution, and safety. The study is being conducted at Melbourne Theranostic Innovation Centre (“MTIC”), headed by Professor Rodney Hicks, MBBS(Hons), MD, FRACP, FICIS, FAAHMS, and uses one of the world’s most sensitive clinical total-body PET/CT scanners, the Siemens Biograph Vision Quadra, to image the targeting ability of MNPR-101-Zr in cancer patients.

In April 2024, we launched the Phase 1 trial, and in July 2024, we announced the enrollment of our first patient. In September 2024, we announced positive early clinical data validating the tumor-targeting ability and showing significant uptake of MNPR-101-Zr in a patient with ovarian cancer, which was then presented in October 2024 at the European Association of Nuclear Medicine (“EANM”) Annual Congress 2024. The results of a total-body PET image taken at 168 hours (7 days) post-administration of MNPR-101-Zr in the first uPAR-positive patient enrolled in the trial demonstrated the specificity, durability, and uptake of MNPR-101-Zr in the metastatic tumors relative to normal tissue (see the images below). The regions of higher uptake also aligned with the locations of the previously observed metastatic tumors on conventional F-fluorodeoxyglucose (“FDG”) PET imaging. These results suggest a favorable targeting profile for MNPR-101. We continue to enroll patients for the MNPR-101-Zr Phase 1 clinical trial.

MNPR-101-Lu Phase 1a Therapeutic Clinical Trial

Following encouraging Phase 1 clinical data regarding tumor uptake, biodistribution, and safety of MNPR-101-Zr, we decided to evaluate the efficacy in humans of a therapeutic version of MNPR-101. For our initial MNPR-101-RIT (radioimmunotherapy) candidate, we selected the beta-emitting radioisotope lutetium-177. In August 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1a clinical trial of our novel uPAR-targeted radiopharmaceutical therapy MNPR-101-Lu (MNPR-101 conjugated to lutetium-177) in patients with advanced solid cancers. We launched the trial in October 2024, and it is now active and open for patient enrollment. In order to be dosed with the therapeutic, the patient’s cancer is imaged using MNPR-101-Zr with a PET/CT scanner, and only those patients with scans showing sufficient uPAR expression are dosed in the therapeutic clinical trial. We dosed our first patient with MNPR-101-Lu in early December 2024.

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

Expanded Access Program (“EAP”)

On June 11, 2025, we, in collaboration with Excel Diagnostics and Nuclear Oncology Center (“EDNOC”), a diagnostic medical imaging and therapeutic nuclear medicine center, received authorization from the FDA to proceed with a physician-sponsored EAP for the investigational imaging agent MNPR-101-Zr and investigational therapeutic agent MNPR-101-Lu. The MNPR-101 EAP, which is intended to provide a potential pathway for patients with serious or life-threatening conditions to access investigational medical products outside of clinical trials when no comparable or satisfactory alternative therapy is available, is now open for enrollment at EDNOC in Houston, Texas, for patients with advanced solid tumors. EDNOC is among the first private outpatient facilities in the U.S. to be designated as a Radiopharmaceutical Therapy Center of Excellence by the Society of Nuclear Medicine and Molecular Imaging (“SNMMI”). The EAP calls for patients to be treated under the supervision of the investigator Ebrahim S. Delpassand, MD, founder and medical director of EDNOC.

MNPR-101-Ac Therapeutic Preclinical Development

In addition to our clinical product candidates, we are developing MNPR-101-Ac, a late-preclinical stage radiotherapeutic candidate comprised of MNPR-101 conjugated to alpha-emitting radioisotope actinium-225. MNPR-101-Ac is being developed for the treatment of advanced solid tumors.

    Additional Radiopharmaceutical Opportunities

In October 2024, we announced the filing of a provisional patent application for new radiopharmaceutical compounds and a family of linkers used to connect radioisotopes with targeting agents, including our uPAR-targeting antibody MNPR-101. In March 2025, we filed a corresponding international patent application claiming priority to the October 2024 provisional filing (International Application Number PCT/US2025/021595). This pending utility patent could enable us to use these linkers to create new proprietary radiopharmaceuticals to pursue well-established cancer targets.

   License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, we executed a License Agreement with Alexion, pursuant to which Alexion granted us an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, we issued Alexion 387,329 shares (representing 9.9% of our outstanding shares at the time) of our common stock and agreed to make an upfront cash payment of $4.0 million. The foregoing cash payment consisted of $1.0 million paid at the time of signing and the remaining $3.0 million paid in January 2025, pursuant to the terms of the License Agreement. As of December 31, 2025, we have paid an aggregate of $4.0 million in cash under the License Agreement. We agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until we raised the next $25.0 million of our common stock, subject to a maximum of 705,015 shares unless we obtained stockholder approval. Pursuant to the anti-dilution right, we issued an additional 157,188 shares of our common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, we are obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of December 31, 2025, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and we may terminate the agreement for convenience upon 90 days prior written notice to Alexion.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling $14.925 million. The agreement does not require the payment of sales royalties. As of March 17, 2026, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

ALXN1840

Pursuant to the terms of our license agreement with AstraZeneca for ALXN1840, we obtained the intellectual property portfolio for ALXN1840, including exclusive license and prosecution of over 86 patent applications granted, published, or pending in over 30 countries worldwide. ALXN1840 has been granted Orphan Drug Designation for the treatment of Wilson disease in the U.S. and the EU, as well as Fast Track designation from the FDA. In the U.S., these include 6 granted patents, 7 published patent applications, and 1 private and pending application with the earliest expiration expected in 2038. The patents cover methods of treatment and dosing of ALXN1840 for Wilson disease, methods of manufacture for tetrathiomolybdate, and certain drug product formulations.

MNPR-101

Our patent portfolio for our MNPR-101 antibody, as well as its epitope, consists of two issued U.S. composition of matter and their methods of use patents and corresponding issued patents in Japan. The U.S. patent covering the composition of matter of MNPR-101 will expire in 2027 and the corresponding Japanese patent expired in 2025; the U.S. patent covering the MNPR-101 epitope will expire in 2029 with the corresponding Japanese patent expiring in 2027. Being a novel biologic, MNPR-101 is eligible for 12 years of exclusivity in the U.S. under the Biologics Price Competition and Innovation Act (“BPCI Act”), and it will benefit from varying durations of similar exclusivity in numerous other countries. If granted, the earliest-expiring of the patent applications covering radiopharmaceutical derivatives of MNPR-101 would expire in 2041.

Patent life determination depends on the date of filing of the application and other factors as promulgated under the patent laws. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date (the priority date) of a non-provisional patent application in the applicable country, not taking into consideration any potential patent term adjustment that may be filed in the future or any regulatory extensions that may be obtained. Some of our patents are currently near expiration and we may pursue patent term extensions for these where appropriate. See “Item 1A. Risk Factors – Risks Related to our Intellectual Property.”

MNPR-101 for Radiopharmaceutical Use

Radiopharmaceutical therapy is a promising approach to treat cancer and other diseases using radioactive isotopes, such as lutetium-177 and actinium-225 bound with proteins/antibodies to target and kill cancer cells.

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

In April 2024, Monopar announced the filing of a provisional patent protecting certain MNPR-101 radiopharmaceutical optimization inventions, and in October 2024, Monopar announced a further addition to its radiopharmaceutical intellectual property portfolio with a provisional patent filing on new radiopharmaceutical compounds and linkers. In March 2025, the Company filed two corresponding international patent applications claiming priority to the April and October 2024 provisional filings (International Patent Application Nos. PCT/US2025/021568 and PCT/US2025/021595).

Manufacturing

ALXN1840

We do not currently own or operate manufacturing facilities for the production or testing of ALXN1840, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We depend on third-party contract manufacturers for all our required raw materials, Active Pharmaceutical Ingredients (“API”), and finished drug products. We are utilizing elements of the existing supply chain that was used in the most recent clinical studies for ALXN1840, and we have engaged these vendors as our contract manufacturers for the supply of API and drug product.

MNPR-101

We do not currently own or operate manufacturing facilities for the production or testing of our MNPR-101 radiopharmaceutical program. We presently depend on third-party contract manufacturers for all our required raw materials, biologic drug substances, and finished drug products for our preclinical and clinical studies. We are having clinical batches of MNPR-101-Zr and MNPR-101-Lu manufactured by external vendors for use in treating patients in our Phase 1 imaging and dosimetry trial, therapeutic trial and compassionate use protocols. In addition, we are in the process of setting up a radiopharmaceutical laboratory and exploring potential manufacturing operations.

Wilson Disease Competition

While there is no cure for Wilson disease, the FDA has approved several therapeutic agents for the treatment of Wilson disease. Treatment approaches include chelation therapies and zinc supplements that prevent dietary copper absorption. Chelation therapies utilize chelators, which are drugs that bind to metals and minerals in the bloodstream to allow them to be excreted by the body. Existing chelation therapies are penicillamine-based products, which include Cuprimine (Bausch Health Companies Inc.) and Depen (Meda Pharmaceuticals Inc., a Viatris company), and trientine-based products, which include Syprine (Bausch Health Companies Inc.) and Cuvrior (Orphalan SA). Zinc acetate is marketed as Galzin in the U.S. and as Wilzin in Europe (rights to both geographies belong to Eton Pharmaceuticals, Inc.). Gene therapy is also being investigated as a potential therapeutic application for the treatment of Wilson disease by addressing the mutated ATP7B copper transporter gene. We are aware of two gene therapies that are in clinical development for the treatment of Wilson disease: UX701 (Ultragenyx Pharmaceutical Inc.) and VTX-801 (Vivet Therapeutics).

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

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state and local level, and in other countries such as Australia, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The product candidates that we develop must be approved by the FDA and the Therapeutics Goods Administration (“TGA”) before they may be legally marketed in the U.S. and Australia, respectively. See “Item 1A. Risk Factors – Risks Related to Clinical Development and Regulatory Approval.”

U.S. Pharmaceutical and Biological Product Development Process

In the U.S., the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and biological products under the Public Health Service Act (“PHSA”), and implements regulations under these statutes. Pharmaceutical and biological products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development, approval or post-approval process may subject an applicant to administrative or judicial enforcement. FDA enforcement could result in refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical or biological product may be marketed in the U.S. generally involves the following:

●	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practice (“GLP”) regulations, and other applicable regulations;

●	Submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before human clinical studies may begin;

●

Performance of adequate and well-controlled human clinical studies according to the FDA’s current Good Clinical Practice (“GCP”), to establish the safety and efficacy of the proposed product for its intended use and support the proposed dosage or dosing regimen;

●	Submission to the FDA of an NDA or a Biologics License Application (“BLA”) for the proposed product;

●

Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the product is produced to assess compliance with the FDA’s current Good Manufacturing Practice standards (“cGMP”), to ensure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	FDA inspections of the preclinical and clinical study sites that generated the data in support of the NDA or BLA;

●	FDA review and approval of the NDA or BLA; and

●	Fulfillment of FDA post-marketing requirements and commitments, if any.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources, and make approvals inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as in-vitro and animal studies to assess the potential safety and activity of the product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements, including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold, or the sponsor withdraws the application. The FDA may also impose clinical holds on a product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, it is not certain that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that may suspend or terminate such clinical studies.

During the development of a new product, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA or a BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the sponsor to ask specific questions to the FDA, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical (registration) trial(s) that they believe will support approval of the new product. A sponsor may be able to request a Special Protocol Assessment (“SPA”), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analyses that will form the primary basis of an efficacy claim.

According to FDA guidance for industry on the SPA process, a sponsor which meets the prerequisites may make a specific request for an SPA and provide information regarding the design and size of the proposed clinical trial. The FDA’s goal is to evaluate the protocol within 45 days of the request to assess whether the proposed trial is adequate, and that evaluation may result in discussions and a request for additional information. An SPA request must be made before the proposed trial begins, and all open issues must be resolved before the trial begins. If a written agreement is reached, it will be documented and made part of the IND record. The agreement will be binding on the FDA and may not be changed by the sponsor or the FDA after the trial begins except with the written agreement of the sponsor and the FDA or if the FDA determines that a substantial scientific issue essential to determining the safety or efficacy of the product was identified after the testing began.

Clinical studies involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the clinical study objectives, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP guidelines. Further, each clinical study must be reviewed and approved by an independent institutional review board (“IRB”), at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and is tasked with considering such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his/her legal representative and monitors the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

●

Phase 2. The product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics where the product may be more effective.

●

Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well-controlled and usually include a control arm for comparison. One or two Phase 3 studies are required by the FDA for an NDA or a BLA approval, depending on the disease severity and other available treatment options.

●

Phase 4. Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional insight from the treatment of patients in the intended therapeutic indication.

●

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry, manufacturing and controls of the product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA or a BLA requesting approval to market the product. The submission of an NDA or a BLA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act (“PREA”), an NDA, a BLA or a supplement thereof must contain data to assess the safety and effectiveness of the pharmaceutical product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted.

The FDA reviews all NDAs and BLAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA or a BLA for filing. Once a submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has 10 months in which to complete its initial review of a standard NDA or BLA and respond to the applicant, and six months for a priority NDA or BLA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests, or if the NDA or BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (“REMS”) is necessary to ensure the safe use of the product. If the FDA concludes that a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS; the FDA will not approve the NDA or BLA without a REMS, if required.

Before approving an NDA or a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are compliant with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving an NDA or a BLA, the FDA will typically inspect one or more clinical sites as well as the site(s) where the product is manufactured to ensure compliance with GCP and cGMP, respectively. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.

The NDA and BLA review and approval process is lengthy and difficult, and the FDA may refuse to approve an NDA or a BLA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information are submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than the sponsor's interpretations of the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA. The complete response letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The deficiencies identified may be minor (for example, requiring labeling changes) or major (for example, requiring additional clinical studies). Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in an updated condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA or BLA, addressing all the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess product safety and effectiveness and may require testing and surveillance programs to monitor the safety of the approved product that has been commercialized.

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

Clinical trials of medicines and biologics typically proceed through ‘phases’ of development, which are generally as follows: Phase 1 (human pharmacology), Phase 2 (therapeutic exploratory), and Phase 3 (therapeutic confirmatory). Phase 4 may be conducted for post-marketing surveillance or resolution of treatment uncertainties. Clinical development pathways are becoming less rigid with respect to phase, seamless adaptive trial designs and other cross-phase studies. Under the CTN and CTA schemes, the use of therapeutic goods in the trial must be in accordance with the Guideline for Good Clinical Practice, the National Statement and the protocol approved by the HREC responsible for monitoring the conduct of the trial. The trial sponsor must also comply with the requirements of any other relevant Commonwealth and/or state and territory legislation in relation to clinical trials and the supply of therapeutic goods.

         A company or organization wishing to supply a therapeutic good in Australia must apply for market authorization from the TGA. The TGA assesses the application, and if market authorization is granted, the therapeutic good is entered on the Australian Register of Therapeutic Goods (“ARTG”). The TGA uses three pathways to evaluate a prescription medicine or biologic: the standard pathway, the priority review pathway and the provisional approval pathway. The TGA is required by statute to complete its evaluation for approval of a medicine or biologic in the standard pathway within 255 working days. The priority review pathway has a target timeframe of 150 working days and allows for a faster assessment of vital and life-saving prescription medicines or biologics. Sponsors of promising new prescription medicines or biologics (with only preliminary clinical data available) can seek fast-tracked registration through the provisional approval pathway. All pathways require evidence that the products are made according to Good Manufacturing Practice (“GMP”). GMP describes principles and procedures to ensure therapeutic goods are of high quality. The TGA inspects Australian (and some overseas) manufacturers to ensure compliance with GMP standards.

            The evaluation and approval process of a new medicine or biologic in Australia generally follows:

●

Pre-submission: Before submitting an application, potential sponsors should ensure that the proposed product meets the eligibility requirements for the relevant prescription medicine or biologic evaluation pathway. Applicants can arrange a free optional pre-submission meeting with the TGA prior to submitting the application for a new medicine or biologic;

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

●	Finalization: Sponsors need to provide a patent certificate under subsection 26B(1) of the Act, or notification that this is not required before the medicine or biologic can be listed in the ARTG; and

●

Conduct post-marketing requirements, if any: A product may be selected for a post-market compliance review at any time. The TGA will check the assessed listed product’s compliance against the regulatory requirements that are self-certified by the sponsor.

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

Under the European Union (“EU”) regulatory systems, marketing applications for medicinal products (including pharmaceutical and biologic products) are typically submitted under a centralized procedure to the European Medicines Agency (“EMA”). The centralized procedure provides for the granting of a single marketing authorization that is valid for all EU member states. The EMA also has designations for Orphan Medicinal Products, which, if applicable, can provide for faster review, lower fees and more access to advice during drug development. While the marketing authorization in the EU is centralized, the system for clinical studies (application, review and requirements) is handled by each individual country. Approval to run a clinical study in one country does not guarantee approval in any other country. The pharmaceutical industry in Canada is regulated by Health Canada. A New Drug Submission (“NDS”) is the equivalent of a U.S. NDA or BLA and must be filed to obtain approval to market a pharmaceutical or biologic product in Canada. Marketing regulations and reimbursement are subject to national and provincial laws. In Japan, applications for approval to manufacture and market new pharmaceutical or biologic products must be approved by the Ministry of Health, Labor and Welfare. Nonclinical and clinical studies must meet the requirements of Japanese laws. Results from clinical studies conducted outside of Japan must be supplemented with at least a bridging clinical study conducted in Japanese patients.

In addition to regulations in Europe, Canada, Japan, Australia and the U.S., there are a variety of foreign regulations governing clinical studies, commercial distribution and reimbursement of future product candidates which we may be subject to as we pursue regulatory approval of ALXN1840, the MNPR-101 radiopharmaceutical program, or any future product candidates internationally.

Compliance with Environmental Laws

Historically, we have not operated our own laboratory or manufacturing facilities. As a result, we have not incurred any costs of compliance with environmental laws. However, we are in the process of setting up a radiopharmaceutical laboratory and exploring potential manufacturing operations. As a result, we would be subject to regulation under various state and federal environmental and worker safety laws, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Toxic Substances Control Act, each as amended from time to time. These and other laws and their implementing regulations govern our manufacture, use, storage, handling, transportation and disposal of various biological, chemical, radioactive and other hazardous substances used in our operations and the wastes generated by those activities. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these substances. We may face liability for any injury or contamination that results from our use or the use by third parties of those substances, and such liability may exceed our insurance coverage and our total assets. While our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operational results.

Employees

As of March 17, 2026, we had twenty-two employees, all were full-time. We anticipate hiring additional employees in regulatory affairs, clinical operations, commercial and other departments to help manage regulatory submissions, clinical studies, manufacturing, commercialization activities, business development and corporate strategy. In addition, to complement our internal expertise, we have contracts with medical and scientific consultants, manufacturers, laboratories, and contract research and development organizations that specialize in various aspects of drug development including clinical development, preclinical development, manufacturing, quality assurance, and regulatory affairs.

Corporate Information

We were formed as a Delaware limited liability company in December 2014, with the name Monopar Therapeutics, LLC. In December 2015, we converted to a Delaware C corporation. Our principal executive offices are located at 1000 Skokie Blvd, Suite 350, Wilmette, IL 60091. Our telephone number is (847) 388-0349. Our corporate website is located at www.monopartx.com. Any information contained in or that can be accessed through our website is not incorporated by reference in this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock involves a high degree of risk. A prospective investor should carefully consider the following information about these risks, together with other information appearing elsewhere in this Annual Report on Form 10-K, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects, and prospective investors could lose all or part of their investment. The risk factors discussed below and elsewhere in this Annual Report on Form 10-K are not exhaustive; other significant risks may exist that are not identified in this Annual Report on Form 10-K, but that might still materially and adversely affect our business, prospects, financial condition, and results of operations were any of such risks to occur.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history, expect to incur significant operating losses, and have a high risk of never being profitable.

We commenced operations in December 2014 and have an operating history of approximately eleven years. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by biopharmaceutical companies in their early and late clinical stages of operations. Many, if not most, companies in our industry at our stage of development never become profitable and are acquired, merged, or liquidated before successfully developing any product that generates revenue and becomes profitable from commercial sales.

From inception in December 2014 through December 31, 2025, we have incurred losses of approximately $89.5 million. We expect to continue to incur substantial operating losses over the next several years for the clinical development of our current and future licensed or purchased product candidates. We expect that our research and development (“R&D”) and general and administrative (“G&A”) expenses will increase to enable the execution of our strategic plan. As a result, we anticipate that we will seek additional capital to fund our future operations. We may seek capital through a combination of equity offerings, including at-the-market sales programs, debt financings, strategic collaborations and grant funding. To date, we have funded our operations through net proceeds from public and private equity offerings and the net receipt of funds related to an asset purchase transaction.

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

We may need to raise additional funding or find one or more suitable pharmaceutical partners to continue to advance our clinical programs; finance our regulatory, pre-commercial and commercial activities; and support our preclinical studies.

To be commercially viable, we must successfully research, develop, test, obtain regulatory approval for, manufacture, introduce, market and distribute some or all of our current product candidates including ALXN1840, MNPR-101-Zr, MNPR-101-Lu, MNPR-101-Ac, and, if applicable, any other product candidates we may develop. The estimated requisite capital and timeframes to achieve these developmental milestones as described in this Annual Report on Form 10-K or as we may state from time to time, are subject to inherent risks which are beyond our control. The regulatory, pre-commercial and commercial activities for ALXN1840, and the clinical development of MNPR-101-Zr and MNPR-101-Lu will require significant funds.

Our cash, cash equivalents and investments as of December 31, 2025, were $140.4 million. We expect that our current funds will be sufficient at least through December 31, 2027, in order for us to: (1) assemble a regulatory package and file an NDA for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr, continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu, and advance our preclinical MNPR-101-Ac program into the clinic; and (3) invest in internal R&D projects to expand our radiopharmaceutical pipeline. However, if successful, to commercialize ALXN1840 and complete the MNPR-101 radiopharmaceutical clinical programs, we will require additional significant funding. If we are able to raise financing when needed, it may be on terms that are unfavorable to us and if we are unable to raise sufficient funds or find a suitable pharmaceutical partner, we may have to discontinue or delay clinical development of our current or future product candidates.

If we continue to incur operating losses and fail to obtain the capital necessary to fund our operations, we will be unable to advance our development programs, complete our clinical trials, or bring products to market, or may be forced to reduce or cease operations entirely. In addition, any capital obtained by us may be obtained on terms that are unfavorable to us, our investors, or both.

While we believe adequate cash is currently available to operate at least through December 31, 2027, developing a new product candidate, conducting clinical trials, and undergoing the regulatory review processes for one or more disease indications, as well as preparing for commercialization, involve substantial costs. We have projected cash requirements for the near term based on a variety of assumptions, but some or all such assumptions are likely to be incorrect and/or incomplete, possibly in a materially adverse direction. Our actual cash needs may deviate materially from those projections, changes in market conditions or other factors may increase our cash requirements, and/or we may be unsuccessful in raising near-term projected cash needs. We will need to raise additional capital in the future; the amount of additional capital needed will vary based on a number of factors, including without limitation the following:

●	receiving less funding than we require;

●	higher than expected costs to manufacture and ship our active pharmaceutical ingredients, biologic drug substances, radioisotopes, and our product candidates;

●	higher than expected costs for preclinical testing;

●	the cost and availability of radioisotopes such as Ac-225, Lutetium-177 or Zr-89, or any other medical isotope we may incorporate into our product candidates;

●	an increase in the number, size, duration, and/or complexity of our clinical trials;

●	slower than expected progress in developing our MNPR-101 radiopharmaceutical program, other product candidates, including without limitation, additional costs caused by program delays;

●

higher than expected costs associated with attempting to obtain regulatory approvals, especially as they relate to ALXN1840, including without limitation additional costs caused by additional regulatory requirements or larger clinical trial requirements, as well as costs associated with preparing for potential commercialization;

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

In the wake of the COVID-19 pandemic, the Russia-Ukraine war, the Israel-Hamas conflict, the developments in Venezuela, the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states and other geopolitical factors, economic conditions have become strained, with inflation and supply chain challenges impacting businesses worldwide along with potential new tariffs. These conditions affect fuel costs and shipping, resulting in higher costs and delays for various types of supplies. These cost increases, tariffs, and delays may affect our clinical material manufacturing which will likely have an adverse effect on our financial condition. In addition, the effects of responses to inflationary conditions, such as significantly increased interest rates, on the economy and market conditions are difficult to predict. If U.S. or global economic, trade and financial market conditions continue to be challenged or volatile, or we do not effectively manage our response to these conditions, our operations and financial condition could be adversely affected in a variety of ways.

Unstable market and economic conditions may have serious adverse consequences on our ability to raise funds, which may cause us to delay, restructure or cease our operations.

From time to time, global and domestic credit and financial markets have experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability. Recently, COVID-19, the Russia-Ukraine war, the Israel-Hamas conflict, the developments in Venezuela, the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states have created volatility and uncertainty. Recent instability in the banking industry has added to the volatility and uncertainty. Our financing strategy will be adversely affected by any such economic downturn, volatile business environment and continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, it may make debt or equity financing more difficult to complete, costlier, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms will have a material adverse effect on our business strategy and financial performance, and could require us to cease or delay our operations.

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

●

Limitation on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of our employees or their families or the desire of employees to avoid contact with large groups of people;

●	Refusal of the FDA, the TGA, and other foreign regulatory authorities to accept data from clinical trials in affected geographies; and

●	Impacts from prolonged remote work arrangements, such as increased cybersecurity risks.

The extent to which the long-term effects of COVID-19 or any future pandemics further impact our business, including our preclinical studies and clinical trials, results of operations and financial condition, will depend on future developments which remain highly uncertain and cannot be predicted with confidence.

Risks Related to Clinical Development and Regulatory Approval

There are risks and uncertainties associated with our recently acquired ALXN1840 program which could result in delays in development or in gaining marketing approval, if at all, and such delays will negatively impact our financial condition.

Although Alexion completed a pivotal Phase 3 trial with ALXN1840, which met its primary endpoint as described elsewhere in this Annual Report on Form 10-K, Alexion terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. Their analysis of the Phase 2 mechanistic trials was that they failed to demonstrate a net-negative copper balance in Wilson disease patients during short-term treatment with ALXN1840 and to reduce hepatic copper concentration after treatment with ALXN1840. The decision not to progress the ALXN1840 program in Wilson disease was not related to any safety signals.

In the near term, we will be continuing to focus on assembling a regulatory package and submitting an NDA. These activities will provide clarity on the additional capital needed for the program.

The regulatory approval process is lengthy, expensive and uncertain. The FDA and other regulatory agencies around the world could require us to perform additional nonclinical and/or clinical studies to obtain ALXN1840 approval, which we may not be able to raise the capital to complete or the results of which may not meet the level of clinical or statistical significance required by the FDA and other regulatory agencies. What the FDA and other regulatory agencies require for approval could have a material impact on the timelines and/or capital required to get ALXN1840 approved. Even if approved, market adoption could be slower or lower than expected, especially given competition from existing therapies or new ones that get approved. While we believe the data supports a broad label for Wilson disease patients across the severity spectrum, the patient population for which we may ultimately receive approval from the FDA, if any, could be much smaller. Being an orphan indication, this could result in a very small eligible patient population. Additionally, if the currently filed patents do not end up providing sufficient protection, we will be heavily reliant on the orphan drug designation protections in the U.S. and EU.

Radiopharmaceuticals are a relatively novel approach to cancer imaging and treatment, which may create significant and potentially unpredictable challenges for them.

Our future success depends on the successful development of our product candidates, including MNPR-101 for radiopharmaceutical use and any future radiopharmaceutical agent(s) that we may develop in-house, in-license or acquire, which are designed to image, identify or treat cancers by targeted delivery of radioisotopes to tumors. While radiation as a therapy for cancers has existed for decades, oncology treatment using systemic delivery of targeted radiopharmaceuticals in general is relatively new. Only a few therapies utilizing systemic delivery of radioisotopes have been approved globally, and only a limited number of clinical trials of products based on radioisotope therapies have been conducted. There are currently no approved therapies which use Ac-225, which we are exploring with MNPR-101. Global supply of Ac-225 is also currently limited and may not be capable of expanding sufficiently to provide the amounts required on a commercial scale. As such, it is difficult to accurately predict the developmental challenges that we may incur for our product candidates as they proceed through product discovery or identification, preclinical studies and clinical trials, and, if approved, commercialization. In addition, there may be long-term effects from radiopharmaceutical treatment, including late radiation toxicity, with any of our current or future product radiopharmaceutical candidates that we cannot predict at this time. It is difficult for us to predict the time and cost of the development of our product candidates. Any of these factors may prevent us from completing our preclinical and clinical trials that we may initiate, or from commercializing any product candidates we may develop on a timely or profitable basis, if at all. In addition, the success of our current and future radiopharmaceutical programs will depend on several factors, including the following:

●	sourcing clinical and, if approved for commercialization, commercial supplies for the materials, such as radioisotopes, used to manufacture our product candidates;

●	sourcing or establishing manufacturing capabilities to produce adequate amounts of our product candidates;

●	securing a reliable supply chain for our product candidates given that isotope half-life times are limited;

●	utilizing imaging agents to visualize tumor uptake in advance of administering our therapeutic candidates, which may increase the risk of adverse side effects;

●	facilitating patient access to the limited number of facilities able to administer our product candidates;

●	using medicines to manage adverse side effects of our drug candidates that may not adequately control the side effects or that may have detrimental impacts on the efficacy of the treatments; and

●	establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of our novel radiopharmaceutical imaging and therapeutics.

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

Adverse events in clinical trials of our product candidates or in clinical trials of others developing radiopharmaceuticals or similar agents and the resulting negative publicity, as well as any other adverse events in the field of radiopharmaceuticals that may occur in the future, could result in a decrease in demand for our product candidates. Also, the future success of our drug candidates, if approved, will depend on gaining and maintaining acceptance by physicians, patients, third-party payers and other members of the medical community as being efficacious and cost-effective alternatives to competing products and treatments.

              Due to the radioactive nature of MNPR-101-Zr imaging and MNPR-101 therapeutic agents, as well as our future radiopharmaceutical candidates, once manufactured, our drug candidates will have time-limited stability, and as a result, we may encounter difficulties with fulfilment and logistics. If we or our manufacturers are unable to meet the challenges posed by the time limitations inherent in the composition of our MNPR-101 radiopharmaceutical program or any of our future drug candidates, it would adversely affect our business, financial condition, results of operations and prospects.

We expect our other radiopharmaceutical drug candidates to also have time-limited stability. As such, our drug candidates, including our MNPR-101 radiopharmaceutical program, must be manufactured on an as-needed basis, and shipped almost immediately thereafter. Because our drug candidates, including our MNPR-101 radiopharmaceutical program, cannot be “stockpiled” and stored for even a small number of days ahead of shipment, we or any third-party manufacturer must be able to manufacture our drug candidates on a rolling basis, and any kind of delays, even if seemingly insignificant, could result in an immediate and substantial impact on our ability to deliver the drug candidate to patients. Any significant delays in delivering drug candidates to patients could damage our reputation and result in deviations from our clinical trial protocols, which in turn could affect our ability to advance the preclinical and clinical development of our MNPR-101 radiopharmaceutical program or our other current and future radiopharmaceutical candidates on a timely basis, or at all. We do not currently maintain a manufacturing facility, and therefore we currently rely on third-party manufacturers for the production of our MNPR-101 radiopharmaceutical program in connection with our ongoing studies. We cannot be sure that such manufacturers will be able to meet our demand for our radiopharmaceutical program on a timely basis.

In addition, once manufactured, our MNPR-101 radiopharmaceutical program and future radiopharmaceutical drug candidates in the clinic must be quickly and safely transported to the applicable clinical trial site. As we scale our operations and enroll larger clinical trials, and prepare for potential commercialization, we will need to scale our shipping capabilities. Labor disputes, government restrictions, work stoppages, pandemics, derailments, damage or loss events, adverse weather conditions, and other events beyond our control could interrupt or delay transportation, which could result in damage to our MNPR-101 radiopharmaceutical program or any current or future drug candidates with similar shelf-life restrictions.

If we or our manufacturers are unable to meet the challenges posed by the time limitations inherent in the composition of our MNPR-101 radiopharmaceutical program or any of our current or future drug candidates, it would adversely affect our business, financial condition, results of operations and prospects.

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

Any delays or difficulties we encounter in our clinical trials may delay or preclude regulatory approval from the FDA, or from international regulatory organizations. Any delay or preclusion of regulatory approval would be expected to delay or preclude the commercialization of our products. Examples of delays or difficulties that we may encounter in our clinical trials include, without limitation, the following:

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

●	Patients enrolled in our clinical trials may not have the safety or efficacy characteristics necessary to obtain regulatory approval for a particular indication or patient population.

●	We may be unable to produce sufficient quantities of the product to complete the clinical trials.

●	Even if we are successful in our clinical trials, required governmental approvals may still not be obtained or, if obtained, may not be maintained.

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

Any future decision by the FDA and TGA will be driven largely by the data generated from prior preclinical and clinical trials, our currently ongoing, or any future planned trials. However, the FDA and other regulatory organizations, including the TGA, will learn from their total experience in the review of multiple drugs in multiple indications and they will apply that knowledge of broad and diverse experience even if less than a perfect match with our product. If the FDA or TGA require additional clinical trials, it will increase our costs, delay our potential path to commercialization and could materially affect our financial condition.

As a company, we have never completed a clinical trial and have limited experience in completing regulatory filings and any delays in regulatory filings could materially affect our financial condition.

While members of our team have conducted numerous clinical trials at previous companies, and have launched and marketed innovative pharmaceutical products in the U.S. and internationally, as a company, we have not yet completed any clinical trials of our product candidates, nor have we demonstrated the ability to obtain marketing approvals, manufacture product candidates on a commercial scale, or conduct sales and marketing activities necessary for the successful commercialization of a product. Consequently, we have no historical basis as a company by which one can evaluate or predict reliably our future success or viability.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to maintain orphan drug exclusivity for that drug. For example, in certain geographies, orphan drug designation may be removed if the prevalence of an indication increases beyond the patient number limit required to maintain such designation. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same product in the same indication for that time period. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity at the specified quality of the product to meet the needs of patients with the rare disease or condition. Moreover, even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care compared to our product.

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

Completion of our clinical trials and commercialization of our product candidates require access to, or development of, facilities to manufacture a sufficient supply of our product candidates. We will utilize third parties to manufacture our MNPR-101 radiopharmaceutical program. We currently have manufacturing arrangements for MNPR-101-Zr and MNPR-101-Lu for clinical use. We are utilizing elements of the existing supply chain that was used in the most recent clinical studies for ALXN1840, and we have engaged these vendors as our contract manufacturers for the supply of API and drug product.

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

Before we can begin to commercially manufacture ALXN1840, MNPR-101-Zr, MNPR-101-Lu, or any other product candidate, we must obtain regulatory approval of the manufacturing facility and process. Manufacturing of drugs for clinical and commercial purposes must comply with current Good Manufacturing Practice requirements, commonly known as “cGMP.” The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to ensure that the product meets applicable specifications and other requirements. We, or our contracted manufacturing facility, must also pass a pre-approval inspection prior to FDA or TGA approval. Failure to pass a pre-approval inspection will likely significantly delay or prevent FDA, TGA or other international regulatory agencies’ approval of our products. If we fail to comply with these requirements, we would be subject to possible regulatory action and may be limited in the jurisdictions in which we are permitted to sell our products and will lose time to market and potential revenues.

It is uncertain whether product liability insurance will be adequate to address product liability claims, or that insurance against such claims will be affordable or available on acceptable terms in the future.

Clinical research involves the testing of new drugs on human volunteers pursuant to a clinical trial protocol. Such testing involves a risk of liability for personal injury to or death of patients due to, among other causes, adverse side effects, improper administration of the new drugs, or improper volunteer behavior. Claims may arise from patients, clinical trial volunteers, consumers, physicians, hospitals, companies, institutions, researchers, or others using, selling, or buying our products, as well as from governmental bodies including a possibility in some states for product liability claims being made based on generic copies of our drugs. In addition, product liability and related risks are likely to increase over time, in particular upon the commercialization or marketing of any products by us or parties with which we enter into development, marketing, or distribution collaborations. Although we have obtained product liability insurance in connection with our clinical trials, there can be no assurance that the amount and scope of such insurance coverage will be appropriate and sufficient in the event any claims arise, that we will be able to secure additional coverage should we attempt to do so, or that our insurers would not contest or refuse any attempt by us to collect on such insurance policies. Regardless of their merit or eventual outcome, product liability claims may result in:

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

Risks Related to Our Reliance on Third Parties

We rely on third-party contract manufacturers for all our required raw materials, active pharmaceutical ingredients (“API”) and biologic drug substances, and finished drug products for ALXN1840 and MNPR-101 radiopharmaceutical programs, exposing us to potential delays and compliance inadequacies.

ALXN1840

We do not currently own or operate manufacturing facilities for the production or testing of ALXN1840, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We expect to depend on third-party contract manufacturers for all our required raw materials, API, and finished drug products. We are utilizing elements of the existing supply chain that was used in the most recent clinical studies for ALXN1840, and we have engaged these vendors as our contract manufacturers for the supply of API and Drug Product, which is required for submission of the NDA. Delays from these vendors or compliance inadequacies at these vendor facilities could delay the submission of our NDA and/or approval decision from the FDA.

MNPR-101

We do not currently own or operate manufacturing facilities for the production or testing of MNPR-101 radiopharmaceutical program. We presently depend on third-party contract manufacturers for all our required raw materials, biologic drug substances, and finished drug products for our preclinical and clinical studies. We are having clinical batches of MNPR-101-Zr and MNPR-101-Lu manufactured by external vendors for use in treating patients in our Phase 1 imaging and dosimetry trial, therapeutic trial and compassionate use protocols. Our vendor has been acquired by another radiopharmaceutical competitor, and we do not have long-term contracts secured for radiopharmaceutical manufacturing. To reduce the risk, we plan to explore the possibility of developing internal manufacturing capabilities.

Corporate, non-profit, and academic collaborators may take actions (including lack of effective actions) to delay, prevent, or undermine the success of our products.

Our operating and financial strategy for the development, clinical testing, manufacture, and commercialization of product candidates is heavily dependent on us entering into collaborations with corporations, non-profit organizations, academic institutions, licensors, licensees, and other parties. There can be no assurance that we will be successful in establishing such collaborations. Current and future collaborations are and may be terminable at the sole discretion of the collaborators. The activities of any collaborator will not be within our direct control and may not be in our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all; that we will derive any revenue, profits, or benefit from such collaborations; or that any collaborator will not compete with us. If any collaboration is not pursued, we may require substantially greater capital to undertake development and commercialization of our proposed products, and may not be able to develop and commercialize such products effectively, if at all. In addition, a lack of development and commercialization collaborations may lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets. Furthermore, current and future collaborators may act deliberately or inadvertently in ways detrimental to our interests.

The termination of third-party licenses could adversely affect our rights to important compounds or technologies.

We rely on certain development and commercialization rights to ALXN1840 that we secured through an exclusive worldwide license agreement with Alexion on October 23, 2024. Among other termination events described in the license agreement, either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice. A termination of the license agreement may force us to cease developing and/or selling ALXN1840 if it is commercialized.

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

Our contracted MNPR-101-Zr and MNPR-101-Lu manufacturing plant as well as our raw material supplier are currently located in the U.S., but the Russia-Ukraine war, the Israel-Hamas conflict, the developments in Venezuela, the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states may adversely affect the sourcing of radioisotopes and timely supply of MNPR-101-Zr and MNPR-101-Lu to clinical sites. If we need to enlist new contract manufacturers, it will delay our MNPR-101-Zr and MNPR-101-Lu clinical programs and may increase our cost for the currently ongoing or future clinical trials.

We do not currently own or operate manufacturing facilities for the production or testing of ALXN1840, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We expect to depend on third-party contract manufacturers for all our required raw materials, API, and finished drug products. We are utilizing elements of the existing supply chain that was used in the most recent clinical studies for ALXN1840, and we have engaged these vendors as our contract manufacturers for the supply of API and Drug Product.

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

In addition, the execution of non-clinical studies and clinical trials, and the subsequent compilation and analyses of the data produced, require coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Under certain circumstances, these third parties may be able to terminate their agreements with us upon short notice. If the third parties conducting our clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical trial protocols or GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, we may not be able to obtain, on a timely and efficient basis or at all, regulatory approval for or to commercialize the product candidate being tested in such trials, and as a result, our financial condition will be adversely affected.

Risks Related to Commercialization of Our Product Candidates

We have no experience as a company in commercializing any product. If we fail to obtain commercial expertise, upon product approval by regulatory agencies, our product launch and revenues could be delayed.

As a company, we have never obtained regulatory approval for, or commercialized, any product. We have begun to build out our sales, marketing and distribution capabilities. Although we are focused in the near term on assembling a regulatory package and submitting an NDA for our in-licensed late-stage asset, ALXN1840, the regulatory approval process is lengthy, expensive and uncertain; such uncertainty clouds our visibility with respect to the precise timing of a commercial infrastructure need. If we are unable to establish, or contract for, effective sales, marketing and distribution capabilities, or if we are unable to enter into agreements with third parties to commercialize our product candidates on favorable terms or on any reasonable terms at all, we may not be able to effectively generate product revenues once our product candidates are approved for marketing. If we fail to obtain commercial expertise or capabilities, upon drug approval, our product launch and subsequent revenues could be delayed and /or fail to reach their commercial potential.

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

If we are unable to establish such third-party marketing and sales relationships, or if we elect to commercialize our product candidates independently or through a hybrid approach, we would need to establish in-house marketing and sales capabilities, in whole or in part. As a company, we have no experience in marketing or selling Wilson disease or oncology pharmaceutical products, and currently have a limited marketing, sales, and distribution infrastructure and no experience developing or managing such infrastructure for a Wilson disease or an oncology related product. To market any products directly, we would have to establish a marketing, sales, and distribution force that has technical expertise and could support a distribution capability. Competition in the biopharmaceutical industry for technically proficient marketing, sales, and distribution personnel is intense and attracting and retaining such personnel will significantly increase our costs. There can be no assurance that we will be able to establish internal marketing, sales, or distribution capabilities or that these capabilities will be sufficient to meet our needs.

Commercial success of our product candidates will depend on the acceptance of these products by physicians, payers and patients.

Any product candidate that we may develop may not gain market acceptance among physicians, payers and patients. Market acceptance of and demand for any product that we may develop will depend on many factors, including without limitation:

●	Comparative superiority of the efficacy and safety in the treatment of the disease indication compared to alternative treatments;

●	Lower incidence, lower prevalence and lower severity of adverse side effects;

●	Potential advantages over alternative treatments;

●	Cost effectiveness;

●	Convenience and ease of administration, stability and shelf life, for distributor, physician and patient;

●	Sufficient third-party coverage and/or reimbursement;

●	Strength of sales, marketing and distribution support; and

●	Our ability to provide acceptable and compelling evidence of safety and efficacy.

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

The successful commercialization of any products we might develop will depend substantially on whether the costs of our products and related treatments are reimbursed at acceptable levels by government authorities, private healthcare insurers, and other third-party payers, such as health maintenance organizations. Reimbursement rates may vary, depending upon the third-party payer, the type of insurance plan, and other similar or dissimilar factors. If our products do not achieve adequate reimbursement, then the number of physician prescriptions of our products may not be sufficient to make our products profitable, and to earn a sufficient profit to earn a reasonable return on our investment and provide a cash flow to finance future investments on the next generation of products and investments in new technological platforms.

Comparative effectiveness research, especially in the U.S. both by private payers and by government agencies, demonstrating the benefits of a competitor’s product could adversely affect the sales of our product candidates. If third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis sufficient for our Company to remain competitive and thrive.

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

Any development along these lines could materially and adversely affect our prospects. We are unable to predict what political, legislative or regulatory changes relating to the healthcare industry, including without limitation any changes affecting governmental and/or private or third-party coverage and reimbursement, may be enacted in the future, or what effect such political, legislative or regulatory changes would have on our business. However, if governmental price management does not provide for the very high price of pharmaceutical research, it could create very demanding challenges for our industry and our prospects or require breakthroughs in research productivity, of which there can be no assurance.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the U.S., our operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes which may increase our operating costs. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to data privacy and security regulations by both the federal government and the states in which we conduct business.

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

Government payment for some of the costs of prescription products, including pharmaceutical and biologic products, may increase demand for our products for which we receive marketing approval; however, any negotiated prices for our products covered by a Part D prescription drug plan and other government programs will be lower than the prices we might otherwise obtain. We anticipate that the number and type of products that will be subject to federal pricing will increase substantially over time. There may be rules to demand that the government and medical institutions, which are in part supported by government funding, will be granted access to pharmaceutical and biologic products at the same highly favorable prices given to the governmental direct medical care programs.

Risks Related to Our Intellectual Property

If we and our third-party licensors do not obtain and preserve protection for our respective intellectual property rights, our competitors may be able to take advantage of our (and our licensors’) development efforts to develop competing drugs.

Our commercial success will depend in part on obtaining patent protection for any products and other technologies we might develop, and successfully defending any patents we obtain against third-party challenges. See “Item 1. Business – License, Development and Collaboration Agreements.” Pursuant to the terms of our license agreement with AstraZeneca for ALXN1840, we obtained the intellectual property portfolio for ALXN1840, including exclusive license and prosecution of over 86 patent applications granted, published, or pending in over 30 countries worldwide. ALXN1840 has been granted Orphan Drug Designation for the treatment of Wilson disease in the U.S. and the EU, as well as Fast Track designation from the FDA. In the U.S., these include 6 granted patents, 7 published patent applications, and 1 private and pending application with the earliest expiration expected in 2038. The patents cover methods of treatment and dosing of ALXN1840 for Wilson disease, methods of manufacture for tetrathiomolybdate, and certain drug product formulations.

While we have filed multiple patents around MNPR-101 for radiopharmaceutical use, our composition of matter patent for MNPR-101 itself and the patent on the epitope to which MNPR-101 binds are both expiring soon and cannot be relied upon for ongoing protection. We also have jointly applied for patents with NorthStar, one of which is in their control to prosecute and maintain.

The patent process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in obtaining and defending patents. See “Item 1. Business – Intellectual Property Portfolio and Exclusivity.” These risks and uncertainties include without limitation the following:

●	Patents that may be issued or licensed may be challenged, invalidated or circumvented, or may otherwise fail to provide any competitive advantage.

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

If we permit our patents to lapse or expire, we will not be protected and will have less of a competitive advantage. The value of our products may be greatly reduced if this occurs. Our patents expire at different times and are subject to the laws of multiple countries. Some of our patents are currently near expiration, and we may pursue patent term extensions for these where appropriate or permit them to lapse. See “Item 1. Business – Intellectual Property Portfolio and Exclusivity.”

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

We may be subject to competition despite the existence of intellectual property we license or own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we own or license and developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property may limit the interest of third parties to partner, collaborate or otherwise transact with us, if those third parties perceive a higher than acceptable risk to commercialization of our products or future products. If a competitor were able to successfully design around any method of use and formulation patents we may have now or in the future, it is highly likely that our business and competitive advantage would be adversely affected.

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

The biopharmaceutical industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation and USPTO post-grant proceedings to gain a competitive advantage. We may become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or additional interference proceedings declared by the USPTO to determine the priority and patentability of inventions. The defense and prosecution of intellectual property suits, USPTO proceedings, and related legal and administrative proceedings are costly and time-consuming to pursue, and their outcomes are uncertain. Litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. An adverse determination in litigation or USPTO post-grant and interference proceedings to which we may become a party could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Even if a given patent or intellectual property dispute were settled through licensing or similar arrangements, our costs associated with such arrangements may be substantial and could include the payment by us of large, fixed payments and ongoing royalties. Furthermore, the necessary licenses may not be available on satisfactory terms or at all. Even where we have meritorious claims or defenses, the costs of litigation may prevent us from pursuing these claims or defenses and/or may require extensive financial and personnel resources to pursue these claims or defenses. In addition, it is possible there may be defects of form in our current and future patents that could result in our inability to defend the intended claims. Intellectual property disputes arising from the aforementioned factors, or other factors, may materially harm our business.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protections, especially those relating to life sciences. This could make it difficult for us to stop the infringement of our patents or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance due to issues beyond our control can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

If we fail to comply with our obligations under any license, collaboration or other intellectual property-related agreements, we may be required to pay damages and could lose intellectual property rights that may be necessary for developing, commercializing and protecting our current or future technologies or drug candidates or we could lose certain rights to grant sublicenses.

Any license, collaboration or other intellectual property-related agreements impose, and any future license, collaboration or other intellectual property-related agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any of these obligations or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license. In spite of our best efforts, any of our future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technologies covered by these license agreements. Any license agreements we enter into may be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may seek to obtain licenses from licensors in the future; however, we may be unable to obtain any such licenses at a reasonable cost or on reasonable terms, if at all. In addition, if any of our future licensors terminate any such license agreements, such license terminations could result in our inability to develop, manufacture and sell products that are covered by the licensed technology or could enable a competitor to gain access to the licensed technology. Any of these events could have a material adverse effect on our competitive position, business, financial condition, results of operations, and ability to achieve profitability.

Furthermore, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications that we license from third parties. Therefore, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce and defend patents we may in-license, or lose rights to licensed patents or patent applications, our licensed rights may be reduced or eliminated. In such circumstances, our right to develop and commercialize any of our products or drug candidates that is the subject of such licensed rights could be materially adversely affected. In certain circumstances, our licensed patent rights are subject to our reimbursing our licensors for their patent prosecution and maintenance costs.

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

In addition, we or our licensors or strategic partners may find it necessary to pursue claims or to initiate lawsuits to protect or enforce our patent or other intellectual property rights. If we or our licensors or strategic partners were to initiate legal proceedings against a third-party to enforce a patent covering one of our drug candidates or our developed technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could include an alleged failure to meet any of several statutory requirements, including, for example, claims directed to patent-ineligible subject matter, lack of novelty, indefiniteness, lack of written description, non-enablement, anticipation or obviousness. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. The outcome of such invalidity and unenforceability claims is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which we or our licensors or strategic partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection for one or more of our drug candidates. The narrowing or loss of our owned and licensed patent claims could limit our ability to stop others from using or commercializing similar or identical technologies and products. All of these events could have a material adverse effect on our business, financial condition, results of operations and prospects. Patent and other intellectual property rights also will not protect our drug candidates and technologies if competitors or third parties design around such drug candidates and technologies without legally infringing, misappropriating or violating our patent and other intellectual property rights.

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

There are numerous companies that have pending patent applications and issued patents broadly covering radiopharmaceuticals, monoclonal antibody therapeutics or small molecules directed against the same targets as, or targets similar to, those we are pursuing. Our competitive position may materially suffer if patents issued to third parties or other third-party intellectual property rights cover our current or future technologies, drug candidates or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize current or future technologies or drug candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property rights concerned or enter into a license agreement with the intellectual property rights holder, if available on commercially reasonable terms. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or drug candidates. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or drug candidates. Should such an infringement claim be successfully brought, we may be required to pay substantial damages or be forced to abandon our current or future technologies or drug candidates or to seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

We have had, and could have additional, changes in senior management, which could be disruptive to the Company’s operations and may have an adverse effect on our business, financial condition and results of operations. Our future success will also depend on our continuing ability to identify, hire, and retain highly skilled personnel for all areas of the organization. Competition in the biopharmaceutical industry for scientifically and technically qualified personnel is intense, which may require us to pay high wages or incur higher costs for retaining and incentivizing our personnel or we may be unsuccessful in identifying, hiring, and retaining qualified personnel. Our continued requirement to identify, hire, and retain highly competent personnel may cause our compensation costs to increase materially.

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

We are a “smaller reporting company,” meaning that, as defined in Rule 12b-2 of the Exchange Act, the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. For so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements. Our status as a smaller reporting company was not impacted by the loss of emerging growth company status at the end of 2025, so we may continue to take advantage of these scaled disclosure requirements so long as we qualify. In addition, the loss of emerging growth status did not impact our “non-accelerated filer” status, which provides an exemption from the auditor attestation requirement with respect to internal control over financial reporting.

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

From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of products, product candidates or technologies. Additional potential transactions that we may consider include a variety of different business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Any such transaction will require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including:

●	exposure to unknown technologies, product candidates, medical conditions and indications, product manufacturing challenges and uncertainties, and other unknown factors;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies;

●	incurrence of substantial debt and/or dilutive issuances of equity securities to pay for acquisitions;

●	higher-than-expected acquisition and integration costs;

●	write-downs of assets, goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses or for our current business based on changed circumstances.

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

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from: computer viruses; malware; natural disasters; terrorism; war; telecommunication and electrical failures; cyber-attacks or cyber-intrusions over the Internet; attachments to emails; persons inside our organization; or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, the widespread availability, adoption and rapid evolution of artificial intelligence technologies may increase our cybersecurity risk, including the use of generative artificial intelligence to augment existing or create new malware. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed. We could be forced to expend significant resources in response to a cybersecurity breach, including repairing system damage, increasing cybersecurity protection costs by deploying additional personnel and protection technologies, paying regulatory fines and resolving legal claims and regulatory actions, all of which would increase our expenses, divert the attention of our management and key personnel away from our business operations and adversely affect our results of operations.

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

International data protection laws, including Regulation 2016/679, known as the General Data Protection Regulation (“GDPR”), may also apply to health-related and other personal information obtained outside of the U.S. The GDPR went into effect on May 25, 2018. The GDPR introduced new data protection requirements in the EU, as well as potential fines for non-compliant companies of up to the greater of €20 million or 4% of annual global revenue. The regulation imposes numerous new requirements for the collection, use, storage and disclosure of personal information, including more stringent requirements relating to consent and the information that must be shared with data subjects about how their personal information is used, the obligation to notify regulators and affected individuals of personal data breaches, extensive new internal privacy governance obligations and obligations to honor expanded rights of individuals in relation to their personal information (e.g., the right to access, correct and delete their data). In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.

Australia has enacted robust data protection regulations to safeguard personal information of its citizens. These laws include the Federal Privacy Act of 1988 and Privacy Legislation Amendment Act of 2022. These laws also specifically address data protection measures such data residency requirements, requirements for handling personal health records and data subject rights that detail specific rights Australian citizens have on the collection and use of their personal data.

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

Our research and development and drug candidates and future commercial manufacturing may involve the use of hazardous materials and various chemicals. We currently do not maintain a research laboratory, but we engage third-party research organizations and manufacturers to conduct our preclinical studies, clinical trials and manufacturing. These third-party laboratories and manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We must rely on the third parties’ procedures for storing, handling and disposing of these materials in their facilities to comply with the relevant guidelines of the states in which they operate and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that their safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, this could result in significant delays in our development. We are also subject to numerous environmental, health and workplace safety laws and regulations. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

We have limited the liability of and indemnified our directors and officers.

Although our directors and officers are accountable to us and must exercise good faith, good business judgement, and integrity in handling our affairs, our directors and officers liability insurance policy, our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and indemnification agreements executed by all of our non-employee directors and officers provide that our non-employee directors and officers will be indemnified to the fullest extent permitted under Delaware law. As a result, our stockholders may have fewer rights against our non-employee directors and officers than they would have absent such provisions in our Certificate of Incorporation and indemnification agreements, and a stockholder’s ability to seek and recover damages for a breach of fiduciary duties may be reduced or restricted. Delaware law allows indemnification of our non-employee directors and officers if a non-employee director or officer (a) has acted in good faith, in a manner he or she reasonably believes to be in or not opposed to our best interests, and (b) with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

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

In recent years, there has been significant political conflict around budgeting and governmental funding of operations in the U.S. government. Shutdowns or threats to government shutdowns are recurring events. In the past, these events have limited the FDA to activities necessary to address imminent threats to human life and to activities funded by carry-over user fees. Future government shutdowns or other activities which limit the financial resources available to the FDA (and in particular to the Center for Drug Evaluation and Research) will delay the processing of new product drug development submissions, reviews, and approvals and other required regulatory actions. Such delays will adversely impact our business and financial condition.

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

Development of pharmaceuticals and cancer drugs is extremely risky and unpredictable. We have estimated operating expenses and capital expenditures over the next year based on certain assumptions. Any change in the assumptions could cause the actual results to vary substantially from the anticipated expenses and expenditures and could result in material differences in actual versus forecasted expenses or expenditures. Furthermore, all of the factors are subject to the effect of unforeseeable future events. The estimates of capital expenditures and operating expenses represent forward-looking statements within the meaning of the federal securities laws. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors set forth under this “Item 1A. Risk Factors” section in this Annual Report on Form 10-K.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that we provide herein or our management may provide from time to time (including, but not limited to, our success in raising strategic and substantial financial resources, cost and timing of our clinical trials, clinical and regulatory timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by our management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of the projections in this Annual Report on Form 10-K should not be regarded as an indication that our management considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such. See “Cautionary Statement Concerning Forward-Looking Statements.”

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

Our business is subject to risks associated with conducting business internationally. Some of our suppliers and clinical research organizations and clinical trial sites are located outside of the U.S. Furthermore, if we or any future collaborator succeeds in developing any products, we anticipate marketing them in the EU, the United Kingdom and other jurisdictions in addition to the U.S. If approved, we or our collaborator may hire sales representatives and conduct physician and patient association outreach activities outside of the U.S. Doing business internationally involves a number of risks, including but not limited to:

●

multiple, conflicting and changing laws and regulations such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements, and other governmental approvals, permits and licenses which can vary from jurisdiction to jurisdiction with different degrees of review and enforcement;

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

●

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●

natural disasters, political and economic instability, including wars, terrorism and political unrest, disease outbreaks, boycotts, curtailment of trade and other business restrictions, implementation of tariffs;

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

Significant trade developments in the jurisdictions in which we will sell our products, if approved, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. For example, beginning in 2025, the U.S. expanded tariffs and other trade restrictions affecting imports from Canada, Mexico, China, the EU and certain other jurisdictions, including increased tariff rates on select goods and additional measures impacting cross-border supply chains. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. It may also be time- and resource-consuming for us to adapt our business strategies to adverse, changing trade policies. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations, and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (“the FCPA”), as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We interact with officials and employees of government agencies and government-affiliated hospitals, universities and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad or to obtain necessary permits, licenses and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Our non-employee directors, employees, and certain of our consultants have been and will be issued equity and/or granted options that vest with the passage of time. Up to a total of 1,420,000 shares of our common stock may be issued as stock options or restricted stock units under the Amended and Restated Monopar Therapeutics Inc. 2016 Stock Incentive Plan, and stock options for the purchase of up to 671,265 shares of our common stock have already been granted (423,121 stock options are exercisable) and are outstanding along with 175,286 restricted stock units that have been granted to non-employee directors and employees as of March 17, 2026. The issuance of such equity upon vesting of restricted stock units and/or the exercise of such options, and the grant of new equity awards, will dilute both our existing and our new investors. As of March 17, 2026, 122,252 stock options have been exercised.

Our existing and our new investors will also experience substantial dilution resulting from the issuance by us of equity securities in connection with certain transactions, including without limitation, future offering of shares in future fundraising efforts, intellectual property licensing, acquisition, or commercialization arrangements, as well as in connection with future exercises of the pre-funded warrants that we have outstanding. See Note 4 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our pre-funded warrants.

The stock price of our common stock may be volatile or may decline regardless of our operating performance.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time-to-time experienced significant price and volume fluctuations that appear to be unrelated to the operating performance of particular companies. Our common stock has been trading on the Nasdaq Capital Market since December 19, 2019, and has experienced significant volatility in market prices through March 17, 2026, ranging from a low of $28.89 to a high of $102.05 over just the past 12 months. From time to time, whether in response to news releases or for uncertain reasons, our stock price has also experienced significant intraday volatility and volume changes. Our small public float and relatively low and inconsistent trading volumes exacerbate volatility.

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

●	unstable market conditions in the pharmaceutical and biotechnology sectors or the economy as a whole;

●	price and volume fluctuations in the overall stock market;

●	the failure of our product candidates, if approved, to achieve anticipated commercial success in the time projected by securities analysts and others;

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

●

market responses to the fluctuating conditions of COVID-19 or any future pandemics or to the Russia-Ukraine war, the Israel-Hamas conflict, the developments in Venezuela, and the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have, from time-to-time, experienced significant price and volume fluctuations that have affected the market prices for the common stock of biotechnology and pharmaceutical companies. Our stock price has experienced such fluctuations since our initial public offering. These broad market fluctuations may cause the market price of our stock to advance or decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

Substantial amounts of our outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock or exercises of the pre-funded warrants, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our non-employee directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We have 6,692,140 outstanding shares of our common stock as of March 17, 2026. A substantial portion of our outstanding shares of common stock are currently held by non-employee directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (Securities Act).

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

Our ability to use our net operating loss (“NOL”) carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that recent financing rounds and the issuance of our common stock to AstraZeneca pursuant to our licensing agreement, along with additional fundraising efforts in the future, may trigger an “ownership change” limitation. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income will be subject to limitations, which could result in increased future tax liability to us had we not been subject to such limitations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts cease coverage of our Company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

While acquisitions of biopharmaceutical companies like ours are not uncommon, potential investors are cautioned that no assurances can be given that any form of merger, combination, or sale of our Company will take place or that any merger, combination, or sale, even if consummated, would provide liquidity or a profit for our investors. You should not invest in our Company with the expectation that we will be able to sell the business in order to provide liquidity or a profit for our investors.

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

Item 1C. Cybersecurity

Like many companies, we face significant and persistent cybersecurity risks. The small size of our organization and limited resources could exacerbate these risks. However, we are committed to maintaining governance and oversight of these risks and to implementing standard operating procedures (“SOPs”) and training to help us assess, identify, monitor and respond to these risks. Some examples of procedures implemented include an internal inventory of software and database exposures, a risk analysis of database vendors, and a review of vendor back-up, security and privacy measures. In addition, we have issued a Board-approved internal cybersecurity policy which will be the basis for SOPs and training. Our internal server includes a firewall and is scanned for malware several times a day, and the data are backed up in the Cloud for ease of restoration as needed. Employees are trained to avoid phishing emails and our internal controls system is designed to mitigate the risk of payments of fraudulent invoices. While we have not, as of the date of this Annual Report of Form 10-K, experienced any significant cybersecurity threats, including as a result of previous incidents, that we believe are reasonably likely to result in a material adverse impact to our business strategy, results of operations or financial condition, there can be no guarantee that we will not experience a material incident in the future. Such incidents, whether successful or not, could impair our access to critical information including confidential operational and patient records and have the potential to be costly to effect remedies. See “Item 1A. Risk Factors” for more information on our cybersecurity risks.

We aim to incorporate industry best practices for companies of our size and financial strength throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and training programs to assess, identify, and manage material cybersecurity risks. Our Board has ultimate oversight of cybersecurity risks and has established a cybersecurity committee headed by our former Chief Financial Officer who is a member of our Board. As a small organization with limited resources, we do not have a dedicated cybersecurity organization or employee personnel with specific cybersecurity expertise. Our former Chief Financial Officer was chosen to head our cybersecurity committee due to more generalized management experience with financial and operating systems and previous experience with oversight of third-party providers. Our management team and our Board regularly review our cybersecurity program which generally occurs at least annually, or more frequently as determined to be necessary or advisable.

Item 2. Properties

We entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, we entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on January 16, 2025, we entered into a one-year lease for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month, which was cancellable after six months with 30 days’ advance written notice. Since the expiration of the initial one-year term, we have continued to occupy this space on a month-to-month basis.

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

Holders

As of March 17, 2026, there were 6,692,140 shares of our common stock outstanding held by 27 holders of record. There were approximately 3,800 beneficial stockholders as of April 25, 2025.

Dividends

We have never paid cash dividends on any of our capital stock, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our common stock in the foreseeable future.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing activities, includes forward-looking statements that involve risks and uncertainties. You should read the “Item 1A. Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Financial Status

Our cash, cash equivalents and investments as of December 31, 2025, were $140.4 million. As discussed further below and elsewhere in this Annual Report on Form 10-K, we expect that our current funds will be sufficient at least through December 31, 2027, in order for us to: (1) assemble a regulatory package and file an NDA for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr, continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu, and advance our preclinical MNPR-101-Ac program into the clinic; and (3) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

Prior to the fourth quarter of 2024, our primary funding source since our initial public offering was sales of shares of our common stock under at-the-market sales programs.

On October 30, 2024, we sold 1,181,540 shares of our common stock at $16.25 per share in a public offering, yielding net proceeds of approximately $17.8 million, after deducting placement agent fees and other offering costs.

On December 23, 2024, we sold 798,655 shares of our common stock at $23.79 per share in a public offering. Concurrent with that offering, we completed a private placement of pre-funded warrants to purchase 882,761 shares of common stock at a purchase price of $23.789 per pre-funded warrant to an institutional investor. The net proceeds of the shares and the pre-funded warrants sold were approximately $37.4 million after fees, commissions and other offering costs.

On September 23, 2025, we sold 1,034,433 shares of our common stock at $67.67 per share and pre-funded warrants to purchase 960,542 shares of our common stock at $67.669 per pre-funded warrant, reflecting the $0.001 exercise price, in a public offering. The net proceeds of the shares and pre-funded warrants sold were approximately $126.9 million after underwriting discounts and commissions but before offering expenses. On September 24, 2025, pursuant to a share purchase agreement with Tactic Pharma, an existing significant stockholder that held approximately 13.4% of our common stock prior to this purchase, we used $35 million of the offering proceeds to repurchase 500,229 shares of our common stock from Tactic Pharma at $63.6098 per share, which equals the public offering price per share less underwriting discounts and commissions. After giving effect to the repurchase, our net proceeds from the offering were approximately $91.9 million before estimated offering costs.

ALXN1840 for Wilson Disease

ALXN1840 (tiomolybdate choline) is an investigational once-daily, orally-administered drug candidate in development for the treatment of Wilson disease, a rare and progressive genetic condition in which the body’s pathway for removing excess copper is compromised. Over time this excess copper results in the build-up of toxic copper levels in the liver and brain, leading to damage that greatly impacts a patient’s life. Patients can develop a wide range of symptoms, including liver disease and psychiatric or neurological manifestations, such as personality changes, tremors and difficulty walking, swallowing or talking. In some cases, the damage and loss of function may be irreversible. ALXN1840 is a novel small molecule designed to selectively and tightly bind and remove copper from the body’s tissues and blood. ALXN1840 has been granted Orphan Drug Designation for the treatment of Wilson disease in the U.S. and the EU, as well as Fast Tack designation from the FDA.

Wilson disease affects approximately 1 in 30,000 live births in the U.S. There are an estimated 10,000 Wilson disease patients in the U.S., with an estimated 5,000 patients currently diagnosed and being treated with standard-of-care (“SoC”).

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

Alexion terminated the ALXN1840 program in Wilson disease based on its review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. Their analysis of the Phase 2 mechanistic trials was that they failed to demonstrate a net-negative copper balance in Wilson disease patients during short-term treatment with ALXN1840 and to reduce hepatic copper concentration after treatment with ALXN1840. The decision not to progress the ALXN1840 program in Wilson disease was not related to any safety signals.

Following Alexion’s decision, in October 2024, we entered into an exclusive worldwide license for the program and assumed responsibility for all future global development and commercialization activities. On May 7, 2025, we presented data on the long-term efficacy and safety of ALXN1840 at the European Association for the Study of the Liver (EASL) International Liver Congress 2025, a prominent global conference in liver disease. Efficacy data were pooled and analyzed from three clinical trials: Phase 2 WTX101-201, Phase 2 ALXN1840-WD-205, and Phase 3 WTX101-301 (n=255). For safety analysis, data from the Phase 2 ALXN1840-WD-204 trial were also included (n=266). The median treatment duration with ALXN1840 treatment was 961 days (2.63 years) and 943.5 days (2.58 years) for the efficacy and safety datasets, respectively. The data presented highlight the following:

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

On June 6, 2025, Alexion officially transferred sponsorship of the investigational new drug (“IND”) application for ALXN1840 to us. The FDA acknowledged this change on July 29, 2025, confirming that the transfer was effective as of June 6, 2025. We are now fully responsible for the program, including its commercial advancement and compliance with all applicable federal regulations.

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

On November 9, 2025, we presented new data and analyses from the Phase 2 ALXN1840-WD-204 copper balance study at the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® 2025. In an oral presentation titled “Rapidly Improved Cu Balance in Wilson Disease Patients on Tiomolybdate Choline,” we shared results showing that treatment with ALXN1840 (tiomolybdate choline) led to a rapid and sustained improvement in daily copper balance in patients with Wilson disease, primarily through increased fecal copper excretion.

The mean daily copper balance among patients treated with ALXN1840 in the study (n=8) was significantly lower – indicating improvement – compared with their pre-treatment baseline. Copper balance improved both during the initial 15 mg once-daily dosing period (days 1-28) and over the entire treatment duration (days 1-39), which included patients receiving either 15 mg every other day or 30 mg once daily.

Based on recent regulatory interactions with the FDA regarding ALXN1840, during which the agency has encouraged continued dialogue with us on certain questions they have before we submit our NDA, we currently expect to submit our NDA in mid-2026. This anticipated timing reflects our efforts to incorporate additional information and further refine the submission package. However, there can be no assurance that the FDA will accept the NDA for filing or that the application will ultimately be approved.

MNPR-101 for Radiopharmaceutical Use, Development Update

We have a proprietary humanized monoclonal antibody, MNPR-101, that targets the urokinase plasminogen activator receptor (“uPAR”). uPAR is expressed on several of the more aggressive, deadly cancers including pancreatic, breast, ovarian, colorectal, and bladder cancers. We have conjugated MNPR-101 to imaging and therapeutic radioisotopes for the purpose of creating highly precise radiopharmaceutical agents that have the potential to image and treat tumors expressing uPAR while reducing exposure to healthy tissues. In February 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1 imaging and dosimetry clinical trial with our novel radiopharmaceutical imaging agent MNPR-101-Zr (MNPR-101 conjugated to zirconium-89) in patients with advanced cancers, and in April 2024, we launched the Phase 1 trial. In July 2024, we announced the enrollment of our first patient, and in September 2024, we announced positive early clinical data validating the tumor-targeting ability of MNPR-101-Zr. In August 2024, we received regulatory clearance in Australia to commence a first-in-human Phase 1a clinical trial of our novel uPAR-targeted radiopharmaceutical therapy MNPR-101-Lu (MNPR-101 conjugated to lutetium-177) in patients with advanced solid cancers. We launched the trial in October 2024, and it is now active and open for patient enrollment. We dosed our first with MNPR-101-Lu in early December 2024.

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

On June 11, 2025, we, in collaboration with Excel Diagnostics and Nuclear Oncology Center (“EDNOC”), a diagnostic medical imaging and therapeutic nuclear medicine center, received authorization from the FDA to proceed with a physician-sponsored Expanded Access Program (“EAP”) for the investigational imaging agent MNPR-101-Zr and investigational therapeutic agent MNPR-101-Lu. The MNPR101 EAP, which is intended to provide a potential pathway for patients with serious or life-threatening conditions to access investigational medical products outside of clinical trials when no comparable or satisfactory alternative therapy is available, is now open for enrollment at EDNOC in Houston, Texas, for patients with advanced solid tumors. EDNOC is among the first private outpatient facilities in the U.S. to be designated as a Radiopharmaceutical Therapy Center of Excellence by the Society of Nuclear Medicine and Molecular Imaging (“SNMMI”). The EAP calls for patients to be treated under the supervision of the investigator Ebrahim S. Delpassand, MD, founder and medical director of EDNOC.

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

We are also actively exploring opportunities to expand our radiopharmaceutical pipeline primarily through internal development efforts. In October 2024, we announced the filing of a provisional patent application for new radiopharmaceutical compounds and a family of linkers used to connect radioisotopes with targeting agents, including our uPAR-targeting antibody MNPR-101. In March 2025, we filed a corresponding international patent application claiming priority to the October 2024 provisional filing (International Patent Application No. PCT/US2025/021595).

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

●

Advance the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising preclinical data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, and human clinical data from our MNPR-101-Zr Phase 1 clinical trial validating the tumor-targeting ability of MNPR-101, we have dedicated resources and funds toward the development of our radiopharmaceutical programs. We have two open and active human clinical trials for our MNPR-101 radiopharmaceutical program: a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers; and a Phase 1a therapeutic clinical trial of MNPR-101-Lu in patients with advanced cancers. In addition, we are continuing our preclinical development of MNPR-101-Ac, using the alpha-emitter actinium-225 conjugated to MNPR-101.

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

●

Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions, as well as in developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp. (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics; Horizon was subsequently acquired by Amgen), and Wilson Therapeutics (acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca). In October 2024, we in-licensed ALXN1840 (tiomolybdate choline) from Alexion, AstraZeneca Rare Disease, and are pursuing regulatory approval and if successful, commercialization of this late-stage drug candidate for Wilson disease.

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

Recently Issued and Adopted Accounting Pronouncements

During the year ended December 31, 2025, there were two issued accounting pronouncements, one under consideration for adoption and another that we have adopted, that are described in more detail in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the year ended December 31, 2025, we granted 2,000 options to purchase shares of our common stock to a consultant, 67,386 options to purchase shares of our common stock to non-employee directors, 187,061 options to purchase shares of our common stock to officers, and 46,626 options to purchase shares of our common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Pre-funded Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance set forth in Accounting Standards Codification (“ASC 480”), Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, or whether the warrants meet all of the requirements for equity classification under ASC 815.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured.  The Company will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations and comprehensive loss. In accordance with GAAP, and through the application of professional judgment, the Company concludes on the appropriate classification of warrants as either a liability or an equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional-paid-in-capital as permanent equity.

Results of Operations

Comparison of the Years Ended December 31, 2025, and December 31, 2024

The following table summarizes the results of our operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024	Variance
Research and development expenses	$9,904	$13,006	$(3,102)
General and administrative expenses	6,800	3,156	3,644
Total operating expenses	16,704	16,162	543
Operating loss	(16,704)	(16,162)	(543)
Other Income	—	171	(171)
Interest income	2,988	404	2,584
Net loss	$(13,717)	$(15,586)	$1,870

Research and Development (“R&D”) Expenses

R&D expenses for the year ended December 31, 2025 were $9,904,225, compared to $13,005,986 for the year ended December 31, 2024. This represents a decrease of $3,101,761 primarily attributed to (1) an $8,562,259 decrease due to the absence of one-time expenses incurred in connection with the in-licensing of ALXN1840 in 2024, as well as lower radiopharmaceutical clinical trial costs reflecting a shift in focus following the in-licensing, partially offset by (2) a $3,287,751 increase in R&D personnel expenses, including stock-based compensation resulting from increased headcount to support ongoing programs, higher base compensation, and bonuses, (3) a $1,995,706 increase in clinical materials and manufacturing activities largely attributable to the continued advancement of the ALXN1840 program, and (4) a $177,041 increase in other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the year ended December 31, 2025, were $6,800,190, compared to $3,155,735 for the year ended December 31, 2024. This represents an increase of $3,644,455 primarily attributed to (1) a $1,526,494 increase in Board compensation resulting from the grant of stock options in 2025 (no stock options were granted to the Board in 2024), (2) a $1,402,770 increase in G&A personnel expenses, including stock-based compensation resulting from higher base compensation, and bonuses, (3) a $323,485 increase in patent legal expenses, and (4) a $391,706 increase in other G&A expenses.

Other Income

Other income for the year ended December 31, 2025 , decreased by $171,282  versus the year ended December 31, 2024, due to the release of an accrued liability in 2024.

Interest Income

Interest income for the year ended December 31, 2025, increased by $2,583,501 versus the year ended December 31, 2024. The increase is attributed to interest earned on U.S. Treasury securities and commercial paper, and higher bank balances in 2025, due to the net proceeds of approximately $91.9 million from the September 2025 capital raise.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations, resulting in an accumulated deficit of approximately $89.5 million as of December 31, 2025. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and Selling, General and Administrative (“SG&A”) expenses will increase to enable the execution of our strategic plan, including our ALXN1840 pre-commercialization activities and, if approved, commercialization activities. We anticipate that the currently available funds as of March 17, 2026, will fund our planned operations at least through December 31, 2027. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts, U.S. Treasury securities and commercial paper.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(in thousands)	2025	2024	Variance
Net cash used in operating activities	$(12,201)	$(6,404)	$(5,797)
Net cash used in investing activities	(63,453)	(14,338)	(49,115)
Net cash provided by financing activities	91,574	59,292	32,282
Effect of exchange rate and valuation changes on cash equivalents	97	—	97
Net increase in cash and cash equivalents	$16,017	$38,550	$(22,533)

During the years ended December 31, 2025 and 2024, we had a net cash inflow of $16,017,263 and $38,550,209, respectively, representing a decrease of $22,532,946. The net change in cash and cash equivalents as of December 31, 2025, compared to the year ended December 31, 2024 primarily consisted of (1) an increase in cash flow provided by financing activities of $32,282,145, which is primarily due to the net proceeds of approximately $91.9 million from the September 2025 capital raise, partially offset by (2) an increase in net cash used in investing activities of $49,114,711 due to purchases of investments offset by investment maturities and (3) an increase in net cash used in operating activities of $5,797,152.

Cash Flow Used in Operating Activities

The increase of $5,797,152 in cash flow used in operating activities during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily related to the payment of $3 million in 2025 related to the in-licensing of ALXN1840.

Cash Flow Used in Investing Activities

The increase to cash flow used in investing activities during the year ended December 31, 2025, compared to cash used in investing activities during the year ended December 31, 2024, of $49,114,711 was primarily related to the purchase of investments in U.S. Treasury securities and commercial paper during 2025 resulting from an increase in cash available for investment from net proceeds from the September 2025 capital raise.

Cash Flow Provided by Financing Activities

The increase in cash flow provided by financing activities during the year ended December 31, 2025, compared to the year ended December 31, 2024, of $32,282,145 was primarily due to higher net proceeds resulting from the September 2025 capital raise.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales or royalties unless and until we obtain regulatory approval of and commercialize any of our current or future drug product candidates or we out-license or sell a drug product candidate to another party. At the same time, we expect our expenses to increase in connection with our ALXN1840 pre-commercialization activities, and if approved, commercialization activities, as well as ongoing development activities, particularly as we continue the research, development, future preclinical studies and clinical trials of, and seek regulatory approval for, our current and future drug product candidates. If we obtain regulatory approval of any of our current or future drug product candidates, we will need substantial additional funding for pre-commercial and commercialization requirements and our continuing drug product development operations.

As a company, we have not completed development through marketing approvals of any therapeutic products. We expect to continue to incur significant increases in expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	develop and prepare for commercialization of our ALXN1840 investigational drug candidate as a treatment for Wilson disease;

●	progress our MNPR-101-Zr imaging and dosimetry clinical trial in advanced cancer patients;

●	progress our MNPR-101-Lu therapeutic clinical trial in advanced cancer patients;

●	continue the preclinical activities and potentially advance MNPR-101-Ac into the clinic as a therapeutic in advanced cancer patients;

●	support intellectual property initiatives for our Wilson disease and radiopharmaceutical programs;

●	identify and potentially invent or license novel targets and drug candidates complementing our radiopharmaceutical and rare disease programs, and pursue the future preclinical and clinical development and regulatory requirements of such drug product candidates;

●	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

●

develop or contract for manufacturing/quality capabilities or establish a reliable, high quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and supply the market for any product for which we obtain marketing approval; and

●

add or contract for required operational, financial and management information systems and capabilities and other specialized expert personnel to support our drug product candidate development, pre-commercial and planned commercialization efforts.

We anticipate that the funds available as of March 17, 2026, will fund our obligations at least through December 31, 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the development program for ALXN1840 in Wilson disease and, if it is approved, commercialization efforts;

●	the clinical development progress of MNPR-101-Zr in imaging advanced cancers;

●	the clinical development progress of MNPR-101-Lu as a therapeutic agent in advanced cancers;

●	the progress of preclinical and clinical development of MNPR-101-Ac;

●	the progress of preclinical activities towards identifying novel targets and candidates to complement our radiopharmaceutical and rare disease programs;

●	the number and characteristics of other drug product candidates that we may invent, license, acquire, or otherwise pursue;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA, TGA and other international regulatory approvals;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

Additionally, we are obligated to milestone payments of up to $94.0 million for the achievement of regulatory approval and sales related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of December 31, 2025, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and we may terminate the agreement for convenience upon 90 days prior written notice to Alexion.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of March 17, 2026, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

Office Lease

We entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, we entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on January 16, 2025, we entered into a one-year lease for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month, which was cancellable after six months with 30 days’ advance written notice. Since the expiration of the initial one-year term, we have continued to occupy this space on a month-to-month basis.

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

In accordance with our Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the indemnification agreements entered into with each officer and non-employee director, we have indemnification obligations to our officers and non-employee directors for certain events or occurrences, subject to certain limits, while they are serving at our request in such capacity. There have been no claims to date. See “Item 1A. Risk Factors – We have limited the liability of and indemnified our directors and officers.”

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-23 of this Annual Report on Form 10-K.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. Management based this assessment on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

(b) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(c) Changes in Internal Control over Financial Reporting

We have concluded that the consolidated financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and comprehensive loss and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item regarding our directors, executive officers, corporate governance and insider trading policy is incorporated into this section by reference to the sections captioned “Election of Directors,” “Executive Officers” and “Insider Trading Policy” in the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025.

Item 11. Executive and Director Compensation

The information required by this Item regarding executive compensation is incorporated into this section by reference to the section captioned “Executive Compensation” in the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item regarding security ownership of our beneficial owners, management and related stockholder matters is incorporated into this section by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025.

The information required by this Item regarding the securities authorized for issuance under our equity compensation plans is incorporated into this section by reference to the section captioned “Equity Compensation Plan Information” in the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item regarding certain relationships, related transactions and director independence is incorporated into this section by reference to the sections captioned “Transactions with Related Persons, Promoters and Certain Control Persons,” “Review, Approval and Ratification of Transactions with Related Parties” and “Director Independence” in the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item regarding our principal accountant fees and services is incorporated into this section by reference to the section captioned “Independent Registered Public Accounting Firm” in the proxy statement for our 2026 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1. Financial Statements

2. Financial Statements Schedules

Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	Form 8-K filed on August 9, 2024
3.3	Amended and Restated Bylaws	Form 10-Q filed on May 12, 2022
4.1	Description of Registered Securities	Filed herewith as Exhibit 4.1
4.2	Form of Pre-funded Warrant	Form 8-K filed on December 23,2024
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2	Form of Incentive Stock Option Agreement	Form 10-K filed on March 24, 2022
10.3	Form of Non-qualified Stock Option Agreement	Form 10-K filed on March 24, 2022
10.4	Form of Restricted Stock Unit Grant Notice	Form 10-K filed on March 24, 2022
10.5	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.6	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2026	Filed herewith as Exhibit 10.6
10.7	Consulting Agreement of Christopher M. Starr – effective January 1, 2022	Form 10-K filed on March 24, 2022
10.8*	License Agreement with Alexion Pharmaceuticals, Inc.	Form 8-K filed on October 24, 2024
10.9	Common Stock Investment Agreement with Alexion Pharmaceuticals, Inc.	Form 8-K filed on October 24, 2024
10.10	Securities Purchase Agreement	Form 8-K filed on October 30, 2024
10.11	Securities Purchase Agreement	Form 8-K filed on December 23, 2024
10.12	Registration Rights Agreement	Form 8-K filed on December 23, 2024
10.13	Employment Agreement of Quan Vu – effective March 3, 2025	Form 10-K filed on March 31, 2025
10.14	2016 Stock Incentive Plan, as amended	Form 10-K filed on March 31, 2025
10.15	Share Purchase Agreement with Tactic Pharma, LLC	Form 8-K filed on September 24, 2025
10.16	Employment Agreement with Susan Rodriguez – effective March 2, 2026	Filed herewith as Exhibit 10.16
19.1	Insider Trading Policy	Filed herewith as Exhibit 19.1
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2025	Filed herewith as Exhibit 21.1
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm	Filed herewith as Exhibit 23.1
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith as Exhibit 31.1
31.2	Certification of Quan Vu, Chief Financial Officer	Filed herewith as Exhibit 31.2
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Quan Vu, Chief Financial Officer	Filed herewith as Exhibit 32.1
97.1	Compensation Recoupment Policy	Form 10-K filed on March 28, 2024

101.INS	Inline XBRL Taxonomy Extension Schema
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Confidential Information has been omitted and filed separately with the SEC on exhibits marked with (*).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC

Dated: March 27, 2026	By:	/s/ Quan Vu
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Chandler D. Robinson		March 27, 2026
Chandler D. Robinson	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Quan Vu		March 27, 2026
Quan Vu	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher M. Starr		March 27, 2026
Christopher M. Starr	Executive Chairman of the Board and Director

/s/ Raymond W. Anderson		March 27, 2026
Raymond W. Anderson	Director

/s/ Arthur J. Klausner		March 27, 2026
Arthur J. Klausner	Director

/s/ Kim R. Tsuchimoto		March 27, 2026
Kim R. Tsuchimoto	Director

/s/ Lavina Talukdar		March 27, 2026
Lavina Talukdar	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Monopar Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Monopar Therapeutics Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Monopar Therapeutics Inc. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Monopar Therapeutics Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Classification of Pre‑Funded Warrants

As described in Notes 2 and 4 to the consolidated financial statements, the Company issued pre-funded warrants in September 2025 and evaluated their classification as either equity or liability instruments. The classification of warrants requires an assessment of whether the instruments are indexed to the Company’s own stock and whether the terms could require net cash settlement under circumstances outside the Company’s control, in accordance with ASC 815-40, Contracts in Entity’s Own Equity. Warrants that meet the criteria for equity classification are recorded in additional paid-in capital and are not subsequently remeasured, whereas liability-classified warrants are recorded at fair value with subsequent changes recognized in earnings.

The Company concluded that the September 2025 pre-funded warrants meet the criteria for equity classification and recorded them within additional paid-in capital.

We identified the evaluation of the accounting and classification of the September 2025 pre-funded warrants as a critical audit matter. This matter involved especially challenging and complex auditor judgment due to the need to interpret the contractual terms of the warrants and apply the detailed guidance in ASC 815-40. Specifically, significant judgment was required to assess whether certain provisions could result in net cash settlement and whether the warrants are considered indexed to the Company’s own stock. These determinations required a high degree of subjectivity in evaluating the legal form and substance of the agreements and their interaction with the applicable accounting guidance.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, obtaining and reading the pre-funded warrant agreements; evaluating the key contractual provisions, including settlement and adjustment features; assessing management’s analysis and conclusions under ASC 815-40; involving professionals with specialized knowledge to assist in evaluating the application of the accounting guidance; and evaluating the appropriateness of the classification of the warrants as equity instruments in the consolidated financial statements.

/s/ BPM LLP

We have served as Monopar Therapeutics Inc.’s auditor since 2015.

Santa Rosa, California

March 27, 2025

Monopar Therapeutics Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets

Current assets:
Cash and cash equivalents	$61,833,552	$45,816,289
Investments	78,565,491	14,395,913
Other current assets	63,745	78,869
Total current assets	140,462,788	60,291,071

Operating lease right-of-use asset	254,921	—
Total assets	$140,717,709	$60,291,071

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,735,236	$2,254,300
In-process research and development (R&D) accrued expenses	—	3,000,000
Total current liabilities	2,735,236	5,254,300

Non-current operating lease liability	154,920	—
Total liabilities	2,890,156	5,254,300

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,692,140 and 6,102,560 shares issued and outstanding at December 31, 2025, and December 31, 2024, respectively**	6,692	6,103
Additional paid-in capital	227,199,002	130,787,312
Accumulated other comprehensive income	131,389	35,992
Accumulated deficit	(89,509,530)	(75,792,636)
Total stockholders’ equity	137,827,553	55,036,771
Total liabilities and stockholders’ equity	$140,717,709	$60,291,071

**Information pertaining to number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$9,904,225	$13,005,986
General and administrative	6,800,190	3,155,735
Total operating expenses	16,704,415	16,161,721
Loss from operations	(16,704,415)	(16,161,721)
Other income	—	171,282
Interest income	2,987,521	404,020
Net loss	(13,716,894)	(15,586,419)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net	(4,189)	1,630
Unrealized gain on investments, net	99,586	48,494
Comprehensive loss	$(13,621,497)	$(15,536,295)
Net loss per share:
Basic and diluted	$(1.85)	$(4.11)
Weighted average shares outstanding:
Basic and diluted**	7,411,121	3,790,202

**Information pertaining to number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

				Accumulated
			Additional	Other		Total
	Common Stock**		Paid-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at January 1, 2024	2,980,900	$2,981	$65,805,134	$(14,132)	$(60,206,217)	$5,587,766
Issuance of common stock under a Capital on DemandTM Sales Agreement with Jones Trading Institutional Services LLC, net of commissions, fees and expenses of $107,806	557,761	558	4,201,687	—	—	4,202,245
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	22,319	22	(104,242)	—	—	(104,220)
Exercise of stock options	16,800	17	67	—	—	84
Stock-based compensation	—	—	1,140,785	—	—	1,140,785
Impact of reverse stock split fractional share round up	68	—		—	—	—
Issuance of common stock to Alexion Pharmaceuticals, Inc, a wholly owned subsidiary of AstraZeneca PLC	544,517	544	4,551,714	—	—	4,552,258
Issuance of common stock upon public offering, net of commissions, fees and expenses of $1,489,702	1,181,540	1,182	17,814,842	—	—	17,816,024
Issuance of common stock and concurrent private placement of pre-funded warrants upon registered offering, net of commissions, fees and expenses of $2,621,880	798,655	799	37,377,325	—	—	37,378,124
Net loss	—	—	—	—	(15,586,419)	(15,586,419)
Other comprehensive gain, net	—	—	—	50,124	—	50,124
Balance at December 31, 2024	6,102,560	6,103	130,787,312	35,992	(75,792,636)	55,036,771
Issuance of common stock upon public offering, net of commissions, fees and expenses of $7,857,468	1,034,433	1,034	127,140,495	—	—	127,141,529
Repurchase of common stock	(550,229)	(550)	(34,999,407)	—	—	(34,999,957)
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	37,794	38	(1,132,378)	—	—	(1,132,341)
Stock-based compensation	—	—	4,837,877	—	—	4,837,877
Issuance of common stock upon exercise of stock options	67,582	68	565,102	—	—	565,171
Net loss	—	—	—	—	(13,716,894)	(13,716,894)
Other comprehensive gain, net	—	—	—	95,397	—	95,397
Balance at December 31, 2025	6,692,140	$6,692	$227,199,002	$131,389	$(89,509,530)	$137,827,553

**Information pertaining to number of shares outstanding and per share data gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

Monopar Therapeutics Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(13,716,894)	$(15,586,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,837,877	1,140,785
Issuance of common stock to Alexion Pharmaceuticals, Inc	—	4,552,258
Net amortization of investment discounts and premiums	(716,464)	(9,016)
Changes in operating assets and liabilities, net
Other current assets	15,404	(12,776)
Accounts payable, accrued expenses and other current liabilities	388,218	506,791
In-process R&D accrued expenses	(3,000,000)	3,000,000
Operating lease right-of-use assets and liabilities, net	(9,432)	4,238
Net cash used in operating activities	(12,201,291)	(6,404,139)
Cash flows from investing activities:
Purchase of short-term investments	(87,153,114)	(15,324,133)
Maturities of short-term investments	23,700,000	985,730
Net cash used in investing activities	(63,453,114)	(14,338,403)
Cash flows from financing activities:
Cash proceeds from the sales of common stock under a Capital on DemandTM Sales Agreement, net of commissions, fees and expenses	—	4,202,245
Taxes paid related to net share settlement of vested restricted stock units	(1,132,341)	(104,220)
Cash proceeds from the issuance of common stock upon exercise of stock options	565,171	84
Net proceeds from issuance of common stock and concurrent issuance of pre-funded warrants upon public offering, net of offering costs	127,141,529	55,194,148
Repurchase of common stock	(34,999,957)	—
Net cash provided by financing activities	91,574,402	59,292,257
Effect of exchange rate and valuation changes on cash equivalents	97,266	494
Net increase in cash and cash equivalents	16,017,263	38,550,209
Cash and cash equivalents at beginning of period	45,816,289	7,266,080
Cash and cash equivalents at end of period	$61,833,552	$45,816,289

Supplemental non-cash flow information:
Lease liability arising out of obtaining right-of-use asset	$291,429	$—
Accrued financing fees	$—	$144,588

The accompanying notes are an integral part of these consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar” or the “Company”) is a clinical-stage biopharmaceutical company developing an innovative treatment for Wilson disease and novel radiopharmaceuticals for oncology. Monopar’s Wilson disease product candidate is ALXN1840, a late-stage, investigational once-daily, oral medicine. The Company’s radiopharmaceutical programs consist of Phase 1-stage MNPR-101-Zr for imaging advanced cancers, and Phase 1a-stage MNPR-101-Lu and late preclinical-stage MNPR-101-Ac for the treatment of advanced cancers that express urokinase plasminogen activator receptor (“uPAR”).

The Company builds its drug development pipeline through both in-house efforts and licensing of late preclinical- and clinical-stage therapeutics, leveraging its scientific and clinical expertise to reduce risk and accelerate development.

Liquidity

The Company has incurred an accumulated deficit of approximately $89.5 million as of December 31, 2025, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offerings of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placements of pre-funded warrants, and cash provided in an asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through December 31, 2027. The Company’s ability to fund its future operations, including the development of ALXN1840, and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Going Concern Assessment

The Company applies Accounting Standards Codification (“ASC”) 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In March 2026, the Company analyzed its cash requirements through December 31, 2027, and has determined that, based upon the Company’s current available cash and cash equivalents, the Company has no substantial doubt about its ability to continue as a going concern.

Risks Related to the Company’s Financial Condition and Capital Requirements

Many, if not most, biopharmaceutical companies never become profitable and are acquired, merged, or liquidated before successfully developing any product that generates revenue from commercial sales to enable profitability. The Company has incurred losses since inception and expects to continue to incur substantial operating losses over the next several years. These losses stem from the clinical development of the Company’s current and future licensed and/or purchased product candidates and will continue for the foreseeable future. As a result, the Company anticipates that it will seek additional capital to fund its future operations. The Company’s ability to raise sufficient funds in order to support continued clinical, regulatory, pre-commercial and commercial development and to make contractual future milestone payments, as well as to further raise additional funds in the future to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization is uncertain.

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

December 31, 2025

Note 2 – Significant Accounting Policies

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

The accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s consolidated financial position as of December 31, 2025 and 2024, the Company’s consolidated results of operations and comprehensive loss and the Company’s consolidated cash flows for the years ended December 31, 2025 and 2024.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of December 31, 2025, consisted of money market accounts, U.S. Treasury securities, and commercial paper. Cash equivalents as of December 31, 2024, consisted of money market accounts and U.S. Treasury securities.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof, and commercial paper), to either be available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value, with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the consolidated statements of operations and comprehensive loss. The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government or consist of high-quality commercial paper. Changes in their value are primarily attributable to changes in interest rates and market liquidity, as well as, in the case of discounted short-term instruments, the amortization of any purchase discount over the remaining term to maturity. Investments as of December 31, 2025, consisted of U.S. Treasury securities and commercial paper with maturities of over three months to one year and were recorded as held-to-maturity investments.

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

Leases

Lease agreements are evaluated to determine whether each arrangement is or contains a lease in accordance with ASC 842, Leases (“ASC 842”). Right-of-use (“ROU”) lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The ROU lease asset on the Company’s consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing rate, taking into consideration the Company’s credit quality and borrowing rate for similar assets, is used in determining the present value of future payments. Lease expense is recorded as general and administrative (“G&A”) expenses on the Company’s consolidated statements of operations and comprehensive loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at three reputable financial institutions. As of December 31, 2025, the balances at two financial institution were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The standard establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs reflect assumptions that market participants would use in pricing an asset or a liability based on market data obtained from independent sources. Unobservable inputs reflect a reporting entity’s pricing of an asset or a liability developed based on the best information available under the circumstances. The fair value hierarchy consists of the following three levels:

Level 1 – instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2 – instrument valuations are obtained from readily available pricing sources for comparable instruments.

Level 3 – instrument valuations are obtained without observable market values and require a high level of judgment to determine the fair value.

Determining which category an asset or a liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s consolidated balance sheets on a recurring basis. No values were recorded Level 3 as of  December 31, 2025 and 2024. The Company has no liabilities reported at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$60,875,969	$60,875,969
Total	$60,875,969	$60,875,969

As of December 31, 2024	Level 1	Total
Assets:
Cash equivalents(1)	$45,531,646	$45,531,646
Total	$45,531,646	$45,531,646

(1) Cash equivalents as of December 31, 2024 represent the fair value of the Company’s investments in money market accounts and U.S. Treasury securities. As of  December 31, 2025, cash equivalents represent the fair value of the Company’s investments in  money market accounts, U.S. Treasury securities and commercial paper. All cash equivalents have maturities at the date of purchase of three months or less. These securities are classified as Level 1 within the fair value hierarchy as fair value is determined based on unadjusted quoted prices in active markets due to the short-term nature of these instruments.

As of December 31, 2025, the Company’s investments consist of held-to-maturity U.S. Treasury securities and commercial paper, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Net Loss per Share

Net loss per share for the years ended December 31, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the periods. Diluted net loss per share for the years ended December 31, 2025 and 2024, is calculated by dividing net loss by the weighted-average shares of the sum of a) weighted-average common stock outstanding (7,411,121 and 3,790,202 shares for the years ended December 31, 2025 and 2024, respectively) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the periods. As of December 31, 2025 and 2024, potentially dilutive securities included stock-based awards to purchase up to 792,189 and 469,654 shares of the Company’s common stock, respectively. For the years ended December 31, 2025 and 2024, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Pre-funded warrants outstanding during the years ended December 31, 2025 and 2024, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net loss per share.

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

Clinical Trials Accruals

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of each individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. The Company estimates the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to progress or stage of completion of the trials or services and the agreed upon fees to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

During the years ended December 31, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product and technology programs. The licenses contain success milestone obligations and royalties on future sales. During the years ended December 31, 2025 and 2024, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

See Note 9 for additional discussion regarding the Company’s Licensing Agreements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Patent Costs

The Company expenses costs related to issued patents and patent applications, including costs related to legal, renewal and application fees, as a component of G&A expenses in its consolidated statements of operations and comprehensive loss.

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of December 31, 2025 and 2024. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months) on the Company’s consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the years ended December 31, 2025 and 2024, the Company did not have any interest or penalties associated with unrecognized tax benefits.

On July 4, 2025, new U.S. tax legislation was signed into law formally known as “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the “One Big Beautiful Bill Act” or “OBBBA”, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company determined that such changes did not have a significant impact on the consolidated financial statements for the year ended December 31, 2025. The Company is currently assessing the potential implications of the future provision of the legislation on its operations and on the Company’s consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Stock-based compensation costs for stock awards granted to the Company’s employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility and expected holding term. During the year ended December 31, 2025, the Company granted 2,000 options to purchase shares of the Company’s common stock to a consultant, 67,386 options to purchase shares of the Company’s common stock to non-employee directors, 187,061 options to purchase shares of the Company’s common stock to officers, and 46,626 options to purchase shares of the Company’s common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Pre-funded Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance set forth in Accounting Standards Codification (“ASC 480”), Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, or whether the warrants meet all of the requirements for equity classification under ASC 815.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured.  The Company will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the consolidated statements of operations and comprehensive loss. In accordance with GAAP, and through the application of professional judgment, the Company concludes on the appropriate classification of warrants as either a liability or an equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional-paid-in-capital as permanent equity.

Segment Reporting

The Company operates as a single reportable segment, focusing on the development of clinical and preclinical product candidates, with the Chief Executive Officer acting as the Chief Operating Decision Maker (“CODM”). The Company has yet to generate revenue domestically or internationally and anticipates substantial expenses and operating losses as it advances its product candidates through clinical trials and regulatory processes. The CODM assesses financial performance primarily using net loss, supplemented by internal budget and cash forecast models, to guide resource allocation and performance evaluation. Segment assets are reported as total assets on the Company’s consolidated balance sheet, and segment loss is reflected as net loss on the Company’s consolidated statements of operations and comprehensive loss, effectively mirroring the Company’s overall financial position due to its single-segment structure.

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740), which establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This new standard is effective for fiscal years beginning after December 15, 2024. The Company adopted this standard during the year ended  December 31, 2025. See Note 7 – Income Taxes.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain costs and expenses. This new standard is effective for fiscal years beginning with annual disclosures in 2027 and interim periods beginning in 2028. Early adoption is permitted. The standard may be applied prospectively to financial statements issued for periods after the effective date of this ASU or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its consolidated financial statements, including its footnote disclosures.

Note 3 – Cash Equivalents and Investments

As of December 31, 2025, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of December 31, 2025	Cost Basis	Unrealized Gains	Aggregate Fair Value

U.S. Treasury Securities	$12,730,543	$25,314	$12,755,857
Commercial Paper	41,703,814	132,003	41,835,818
Money Market Accounts	6,284,294	—	6,284,294
Total	$60,718,652	$157,317	$60,875,969

As of December 31, 2025, there were no available-for-sale securities in an unrealized-loss position.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

As of December 31, 2025 and 2024, the Company had held-to-maturity investments with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

The held-to-maturity investments are reported in the consolidated balance sheet as of December 31, 2025, and consist of the following:

As of December 31, 2025	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$30,147,733	$18,931	$—	$30,166,664
Commercial Paper	48,417,758	3,616	(2,284)	48,419,090
Total	$78,565,491	$22,547	$(2,284)	$78,585,754

As of December 31, 2025, gross unrealized gains and unrealized losses for held-to-maturity securities were $22,547 and $2,284, respectively. The Company has determined that these gross unrealized losses of $2,284 are primarily attributable to fluctuations in market interest rates rather than credit-related factors. The Company’s commercial paper and U.S. Treasury holdings consist of high-credit-quality issuers and government-backed securities, respectively. The Company evaluated its held-to-maturity securities for expected credit losses and determined that any such losses would be immaterial. This assessment is based on the high credit quality of the issuers, the short-term nature of the instruments, and the Company’s intent and ability to hold these investments until maturity. Accordingly, no allowance for credit losses was recorded as of December 31, 2025.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Sales of Common Stock

The Company priced an underwritten public offering of common stock on September 23, 2025, as described below under “September 2025 Capital Raise” and “Share Repurchase.”

December 2024 Pre-funded Warrants

On December 23, 2024, the Company closed a Securities Purchase Agreement in which a purchaser in a private placement of pre-funded warrants purchased 882,761 shares of Monopar’s common stock at a purchase price of $23.789 per pre-funded warrant, which represents the per share public offering price of the shares in the registered offering at $23.79 less the $0.001 per share exercise price for each pre-funded warrant. At the closing of the transaction Monopar entered into a registration rights agreement with the purchaser, which stipulates that Monopar will register the resale of the shares of common stock issuable upon the exercise of the 882,761 pre-funded warrants.

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

An additional issuance of pre-funded warrants occurred in September 2025, as described below under “September 2025 Capital Raise.”

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

Share Repurchase

On September 24, 2025, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Tactic Pharma LLC (“Tactic Pharma”), an existing significant stockholder that held approximately 13.4% of the Company’s common stock prior to the Offering and Repurchase. Pursuant to the Share Purchase Agreement, the Company used $35 million of the Offering proceeds to repurchase 550,229 shares of its common stock from Tactic Pharma at a purchase price of $63.6098 per share, which equals the public offering price per share less underwriting discounts and commissions (the “Share Repurchase”). Chandler D. Robinson, Monopar’s Chief Executive Officer and a member of the Board of Directors, is a minority owner and non-controlling Managing Member of Tactic Pharma. After giving effect to the Share Repurchase, the Company’s net proceeds from the Offering were approximately $91.9 million, before estimated offering expenses.

Share and Pre-funded Warrant Totals as of December 31, 2025

As of December 31, 2025, the Company had 6,692,140 shares of common stock issued and outstanding and 1,843,303 pre-funded warrants outstanding (including 882,761 issued in December 2024 and 960,542 issued in September 2025).

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

During the year ended December 31, 2025, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees and consultants aggregate stock options for the purchase of 303,073 shares of the Company’s common stock, with exercise prices ranging from $22.00 to $102.05 per share and with vesting schedules ranging from vesting immediately upon the grant date to 4 years. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balance at January 1, 2024	421,820	$20.06
Granted	43,523	3.42
Forfeited	(19,628)	15.88
Exercised	(16,800)	0.005
Balance at December 31, 2024	428,915	19.35
Granted(1)	303,073	40.55
Forfeited(2)(3)	(47,851)	21.99
Exercised	(67,582)	8.36
Balance at December 31, 2025	616,555	30.77
Unvested options outstanding expected to vest(3)	205,226	41.57

(1) 303,073 options vest as follows: options to purchase 8,270 shares of the Company’s common stock vest immediately upon the grant date; options to purchase 2,000 shares of the Company’s common stock vest monthly over one year; options to purchase 65,763 shares of the Company’s common stock vest quarterly over one year; options to purchase 227,040 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of the vesting commencement date and 1/48th per month thereafter.

(2) Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3) Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

A summary of options outstanding as of December 31, 2025, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	207,701	6.03	181,385	5.81
$25.01 - $50.00	331,453	7.26	207,239	6.10
$50.01 - $75.00	23,199	4.42	21,482	3.98
$75.01 - $100.00	50,202	9.78	1,225	4.08
$100.01 - $125.00	4,000	9.79	—	—
	616,555	6.96	411,331	5.86

Restricted stock unit activity under the Plan was as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Unvested balance at December 31, 2023	83,617	$17.01
Granted	5,997	3.26
Vested	(33,992)	18.81
Forfeited	(14,883)	15.84
Unvested balance at December 31, 2024	40,739	13.92
Granted(1)	195,400	48.52
Vested	(59,847)	24.41
Forfeited	(658)	3.26
Unvested Balance at December 31, 2025	175,634	48.88

(1) In aggregate, there were 195,400 restricted stock units granted during the year ended December 31, 2025, of which 6,002 restricted stock units vested immediately upon the grant date and 189,398 restricted stock units vest 6/48ths on the six-month anniversary of the vesting commencement date and 3/48ths per quarter thereafter.

Stock option grants and fair values under the Plan were as follows:

	Years Ended December 31,
	2025	2024

Stock options granted	303,073	43,523
Weighted-average grant date fair value per share	$27.49	$2.72
Fair value of shares vested	$3,293,665	$662,401

As of  December 31, 2025 and 2024, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $22.1 million and $3.4 million, respectively. The weighted-average exercise price in aggregate was $30.77, which includes $25.38 for fully vested stock options and $41.57 for stock options expected to vest. At December 31, 2025, unamortized balance of stock-based compensation was $16.4 million, to be amortized over the following 3.16 years.

During the years ended December 31, 2025 and 2024, the Company recognized $2,650,221 and $413,496 of employee, non-employee director and consultant stock-based compensation expense as general and administrative expenses, respectively, and $2,187,656 and $727,289 as research and development expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 6 – Related Party Transactions

As of December 31, 2025, Tactic Pharma, LLC (“Tactic Pharma”), the Company’s initial investor, beneficially owned 4.1% of Monopar’s common stock, and during the year ended December 31, 2025, there was one transaction between Tactic Pharma and Monopar, related to the Share Repurchase Agreement on September 24, 2025 (see Note 4). The Company considers the following individual as a related party: Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, non-controlling Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation as of December 31, 2025.

None of the related parties discussed in this paragraph received compensation other than market-based salary, market-based stock-based compensation and benefits and performance-based incentive bonus.

Note 7 – Income Taxes

The components of net loss before income taxes are as follows:

	Years Ended
	December 31,
	2025	2024
U.S.	$(13,641,497)	$(15,490,482)
Foreign	(74,598)	(95,137)
Total	$(13,716,095)	$(15,585,619)

ASC 740, Income Taxes, requires that the tax benefit of net operating losses, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. The valuation allowance increased by $4,372,000 and $4,606,000 during the years ended December 31, 2025 and 2024, respectively.

The provision for income taxes for December 31, 2025 and 2024, consists of the following:

	Years Ended December 31,
	2025	2024
Current:
Federal	$—	$—
State	800	800
Foreign	—	—
Total current:	800	800
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred:	—	—
Total provision*	$800	$800

*Total provision for income taxes of $800 for each of the years ended  December 31, 2025 and 2024, is recorded in general and administrative expenses on the Company’s consolidated statements of operations and comprehensive loss as it is not considered a material amount.

Pursuant to the disclosure requirements of ASU 2023-09, the differences between the Company’s effective income tax rate and the U.S. federal statutory income tax rate for the year ended December 31, 2025, are as follows:

	Year Ended December 31,
	2025

US federal statutory tax rate	$(2,880,380)	21.00%
State & local income taxes, net of federal effect(1)	632	0.00%
Foreign tax effects	15,666	(0.11)%
Tax credits	(1,001,283)	7.30%
Changes in valuation allowance	3,399,495	(24.78)%
Nontaxable or nondeductible items
Stock-based compensation	(698,082)	5.09%
Non-deductible compensation	962,663	(7.02)%
Other	1,833	(0.01)%
Changes in unrecognized tax benefits	200,257	(1.46)%
Effective tax rate	$800	(0.01)%

(1) During the year ended December 31, 2025, Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023
Federal income tax	21.00%	21.00%
State income taxes, less federal benefit	7.21%	6.03%
Tax credits	1.96%	3.12%
Permanent differences	(0.66)%	(2.81)%
Change in valuation allowances	(29.54)%	(25.33)%
Other	0.02%	(2.02)%
Effective tax rate expense	(0.01)%	(0.01)%

Deferred tax assets and liabilities consist of the following:

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,467,397	$4,476,675
Tax credits carryforwards	2,472,522	1,626,525
Stock-based compensation	1,567,813	895,349
Intangible asset basis differences	8,771,647	7,402,504
Accrued liabilities & allowances	164,126	324,561
Capitalized research and development	2,799,979	3,146,021
Gross deferred tax assets	22,243,484	17,871,635
Valuation allowance	(22,243,484)	(17,871,635)
Net deferred tax assets	$—	$—

Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is not material.

As of December 31, 2025, the Company had total federal net operating loss carryforwards of approximately $22,575,000, which will begin to expire in 2035. Losses generated after 2017 will be carried forward indefinitely. As of  December 31, 2025, the Company had state net operating loss carryforwards of approximately $22,605,000 which will begin to expire in 2035.

As of December 31, 2025, the Company had federal and state tax credits of $2,937,000 and $194,000, respectively. The federal credits begin to expire in 2035 and the state credits begin to expire in 2026.

The Tax Reform Act of 1986 limits the use of net operating carryforwards and R&D credits in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards and R&D credits could be limited. The Company has not performed a net operating loss or R&D credit utilization study to date.

The Company accounts for uncertain tax positions in accordance with ASC 740-10, “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or are expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as an income tax expense.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024, is as follows:

	2025	2024
Beginning uncertain tax benefits	$411,740	$335,822
Current year - increases	222,457	65,389
Prior year - increases (decreases)	(7,969)	10,529
Ending uncertain tax benefits	$626,228	$411,740

Included in the balance of uncertain tax benefits as of  December 31, 2025, are $626,228 of tax benefits that, if recognized, would not impact the effective tax rate as it would be offset by the reversal of related deferred tax assets which are subject to a full valuation allowance. The Company anticipates that no material amounts of unrecognized tax benefits will be settled within 12 months of the reporting date. As of December 31, 2025, the Company had no accrued interest or penalties recorded related to uncertain tax positions.

The Company files and/or plans to file U.S. federal, California, Texas, and Illinois state tax returns. The Company is subject to California state minimum franchise taxes. All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or R&D credits. In addition, due to the operations in certain foreign countries, the Company became subject to local tax laws of such countries. Nonetheless, as of December 31, 2025, due to the insignificant expenditures in such countries, there was no material tax effect to the Company’s 2025 consolidated financial statements.

On July 4, 2025, the One, Big, Beautiful Bill Act (“OBBBA”) was enacted. OBBBA added Section 174A to the Internal Revenue Code, which generally permits taxpayers to deduct domestic research or experimental expenditures paid or incurred in tax years beginning after December 31, 2024. Foreign research or experimental expenditures continue to be capitalized and amortized over 15 years. Accordingly, for the year ended December 31, 2025, the Company deducted domestic research and experimental expenditures as incurred for tax purposes and continued to capitalize and amortize foreign research and experimental expenditures in accordance with applicable tax law. The Company is also evaluating the election of an available transition method with respect to previously capitalized domestic research or experimental expenditures from prior tax years.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Note 8 – Loss per Share

Basic and diluted net loss per common share was calculated as follows:

	Years Ended December 31,
(in thousands, except for net loss per common share)	2025	2024**

Numerator:
Net loss	$(13,717)	$(15,586)

Denominator:
Weighted-average common shares outstanding, basic and diluted	7,411	3,790

Net loss per common share, basic and diluted	$(1.85)	$(4.11)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share
Stock options to purchase common stock	617	429
Unvested restricted stock units	176	41

** Information pertaining to the number of shares outstanding gives retroactive effect to a 1 for 5 reverse stock split that became effective on August 12, 2024.

Note 9 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. As of December 31, 2025, the Company has paid an aggregate of $4.0 million in cash under the License Agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, the Company is obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of December 31, 2025, no milestone or royalty payments have been made under the License Agreement. The Company has also given Alexion the right of first negotiation regarding any rights should Monopar intend to sublicense ALXN1840. Furthermore, the Company will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by Monopar. As part of this License Agreement, the Company has assumed an agreement from Alexion, under which the Company will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

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

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling $14.925 million. The agreement does not require the payment of sales royalties. As of March 17, 2026, the Company has not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

MONOPAR THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Leases

The Company entered into a 36-month lease that commenced on April 1, 2025, for the Company’s executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, the Company entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on January 16, 2025, the Company entered into a one-year lease for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $1,000 per month, which was cancellable after six months with 30 days’ advance written notice. Since the expiration of the initial one-year term, the Company has continued to occupy this space on a month-to-month basis.

As of December 31, 2025, in accordance with ASC 842, Leases, the three leases were recorded as an operating lease ROU asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration its credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability do not include an option to extend but do include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as G&A expenses on the Company’s consolidated statements of operations and comprehensive loss.

The components of lease expense were as follows:

	Years Ended December 31,
	2025	2024
Total lease costs	$76,841	$58,085

Maturities of the lease liability are as follows:

Operating
Fiscal Year Ending December 31,	Leases
2026	$103,834
2027	102,984
2028	60,760
Total lease payments	$267,578
Less: imputed interest	(22,089)
Total lease liability as of December 31, 2025	$245,489

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	December 31,
	2025	2024
Lease term:
Operating leases (in years)	1.72	—

Discount rate:
Operating lease	6.50%	—

Supplemental balance sheet information:

	As of December 31,
	2025	2024
ROU asset - non-current	$254,921	$—
Total ROU asset	$254,921	$—

Operating lease liability - current	$90,569	$—
Operating lease liability - non-current	154,920	—
Total operating lease liabilities	$245,489	$—

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

December 31, 2025

Note 10 – Subsequent Events

The Company has evaluated events or transactions that may have occurred which would require recognition or disclosure in the consolidated financial statements. There were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.