Form 10-K/A
period 2025-12-31
Monopar Therapeutics
filed 2026-04-01
CIK 1645469

FORM 10-K/A

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, was$155,527,932 based on the closing price reported for such date on the Nasdaq Capital Market.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Monopar Therapeutics Inc. (the “Company”) for the fiscal year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 (the “Original Filing”), is being filed to correct a typographical error in the Original Filing in the date of the Report of Independent Registered Public Accounting Firm (the “Audit Report”) included in Item 8.

This Amendment is being filed solely to change the date of the Audit Report from “March 27, 2025” to “March 27, 2026”. This Amendment includes Item 8, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the addition of the date of the signature of BPM LLP on the Audit Report.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing.

Item 8. Financial Statements and Supplementary Data

The information required to be filed in this item appears on pages F-1 to F-23 of this Amendment.

PART IV

Item 15. Exhibits, Financial Statement Schedule

1. Financial Statements

2. Financial Statements Schedules

Other financial statements schedules are not included because they are not required, or the information is otherwise shown in the Consolidated Financial Statements or notes thereto.

67

(b) Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit	Document	Incorporated by Reference From:
3.1	Second Amended and Restated Certificate of Incorporation	Form 10-K filed on March 26, 2018
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	Form 8-K filed on August 9, 2024
3.3	Amended and Restated Bylaws	Form 10-Q filed on May 12, 2022
4.1	Description of Registered Securities	Form 10-K filed on March 27, 2026
4.2	Form of Pre-funded Warrant	Form 8-K filed on December 23,2024
10.1*	License Agreement with XOMA Ltd.	Form 10-K filed on March 26, 2018
10.2	Form of Incentive Stock Option Agreement	Form 10-K filed on March 24, 2022
10.3	Form of Non-qualified Stock Option Agreement	Form 10-K filed on March 24, 2022
10.4	Form of Restricted Stock Unit Grant Notice	Form 10-K filed on March 24, 2022
10.5	Employment Agreement of Chandler D. Robinson – effective November 1, 2017	Form 10-K filed on March 26, 2018
10.6	Consulting Agreement of pRx Consulting (Patrice Rioux) – effective January 1, 2026	Form 10-K filed on March 27, 2026
10.7	Consulting Agreement of Christopher M. Starr – effective January 1, 2022	Form 10-K filed on March 24, 2022
10.8*	License Agreement with Alexion Pharmaceuticals, Inc.	Form 8-K filed on October 24, 2024
10.9	Common Stock Investment Agreement with Alexion Pharmaceuticals, Inc.	Form 8-K filed on October 24, 2024
10.10	Securities Purchase Agreement	Form 8-K filed on October 30, 2024
10.11	Securities Purchase Agreement	Form 8-K filed on December 23, 2024
10.12	Registration Rights Agreement	Form 8-K filed on December 23, 2024
10.13	Employment Agreement of Quan Vu – effective March 3, 2025	Form 10-K filed on March 31, 2025
10.14	2016 Stock Incentive Plan, as amended	Form 10-K filed on March 31, 2025
10.15	Share Purchase Agreement with Tactic Pharma, LLC	Form 8-K filed on September 24, 2025
10.16	Employment Agreement with Susan Rodriguez – effective March 2, 2026	Form 10-K filed on March 27, 2026
19.1	Insider Trading Policy	Form 10-K filed on March 27, 2026
21.1	Subsidiaries of Monopar Therapeutics Inc. as of December 31, 2025	Form 10-K filed on March 27, 2026
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm	Form 10-K filed on March 27, 2026
24.1	Power of Attorney (included in the signature page)	Form 10-K filed on March 27, 2026
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith as Exhibit 31.1
31.2	Certification of Quan Vu, Chief Financial Officer	Filed herewith as Exhibit 31.2
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Quan Vu, Chief Financial Officer	Filed herewith as Exhibit 32.1
97.1	Compensation Recoupment Policy	Form 10-K filed on March 28, 2024

101.INS	Inline XBRL Taxonomy Extension Schema
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Confidential Information has been omitted and filed separately with the SEC on exhibits marked with (*).

68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC

Dated: April 1, 2026	By:	/s/ Quan Vu
Name: Quan Vu
Title: Chief Financial Officer
(Principal Financial Officer)

69

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

Santa Rosa, California

March 27, 2026

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

During the year ended December 31, 2025, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees and consultants aggregate stock options for the purchase of 303,073 shares of the Company’s common stock, with exercise prices ranging from$22.00 to $102.05 per share and with vesting schedules ranging from vesting immediately upon the grant date to 4 years. All stock option grants have a 10-year term.

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