Form 10-Q
period 2026-03-31
Monopar Therapeutics
filed 2026-05-14
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of April 30, 2026, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	6,699,062

MONOPAR THERAPEUTICS INC.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are forward-looking statements. The words “hopes,” “believes,” “anticipates,” “plans,” “seeks,” “estimates,” “projects,” “expects,” “intends,” “may,” “could,” “should,” “would,” “will,” “continue,” and similar expressions are intended to identify forward-looking statements. The following uncertainties and factors, among others, could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:

●

our ability to raise sufficient funds to support continued clinical, regulatory, pre-commercial and commercial development of our programs and to make contractual future milestone payments, as well as our ability to raise additional funds to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization;

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

●	known and unknown risks associated with developing copper-chelating therapies and radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	uncertainties related to the regulatory processes related to ALXN1840 and the outcome(s) thereof;

●	potential delays and/or additional significant expenses related to developing and filing a New Drug Application (“NDA”) for ALXN1840;

●	the uncertain impacts of U.S. government shutdowns and potential future shutdowns on the timing of regulatory processes, including with respect to the NDA we plan to submit for ALXN1840;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate in the future into our drug candidates;

●	market uptake and competitiveness in terms of pricing, efficacy and safety of any products for which we receive marketing approval, and our ability to competitively market and position any such products as compared to larger pharmaceutical companies;

●	the difficulties of commercialization, marketing, product manufacturing and overall strategy;

●	uncertainties of intellectual property position and strategy, including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources with experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms or at all;

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals – governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products – and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impacts of any COVID-19 resurgence or of another pandemic may have on our ability to advance our clinical programs, commercialize them, and raise additional financing;

●	the cumulative impacts of domestic and global inflation, volatility in financial markets and the potential for an economic recession, resulting in higher costs for obtaining goods and services and/or making financing more difficult to obtain on acceptable terms or at all;

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Part I Item 1A. Risk Factors” of our December 31, 2025, Annual Report on Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2026. These risks include, among others, the following:

●

We are a clinical-stage biopharmaceutical company with a history of financial losses. We expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain cash self-sufficiency or profitability, which could result in a decline in the market value of our common stock.

●	Our ability to raise sufficient funds to support continued clinical, regulatory, pre-commercial and commercial development of our programs and to make contractual future milestone payments as they come due, as well as our ability to raise additional funds to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization.

●	Although a completed pivotal Phase 3 trial with ALXN1840 met its primary endpoint as described in this report, Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. In the near term, we are focused on assembling a regulatory package and submitting an NDA, all with uncertain outcomes.

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

●	Unstable market and economic conditions, such as volatility in the financial markets due to concerns about tariffs, bank stability and economic challenges due to inflation, may limit our ability to raise funds, potentially causing us to delay, restructure or cease our operations.

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals – governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products – and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025*

Assets

Current assets:
Cash and cash equivalents	$52,544,263	$61,833,552
Investments	84,948,677	78,565,491
Other current assets	250,903	63,745
Total current assets	137,743,843	140,462,788

Operating lease right-of-use asset	239,882	254,921
Total assets	$137,983,725	$140,717,709

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,457,748	$2,735,236
Total current liabilities	2,457,748	2,735,236

Non-current operating lease liability	131,565	154,920
Total liabilities	2,589,313	2,890,156

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,699,062 and 6,692,140 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	6,699	6,692
Additional paid-in capital	228,691,772	227,199,002
Accumulated other comprehensive income (loss)	98,521	131,389
Retained earnings (accumulated deficit)	(93,402,580)	(89,509,530)
Total stockholders’ equity	135,394,412	137,827,553
Total liabilities and stockholders’ equity	$137,983,725	$140,717,709

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$3,487,247	$1,643,375
General and administrative	1,738,006	1,578,442
Total operating expenses	5,225,253	3,221,817
Income (loss) from operations	(5,225,253)	(3,221,817)
Interest income (loss)	1,332,203	596,845
Net income (loss)	(3,893,050)	(2,624,972)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	(190)	1,239
Unrealized gain (loss) on investments, net	(32,678)	346
Comprehensive income (loss)	$(3,925,918)	$(2,623,387)
Net income (loss) per share:
Basic and diluted	$(0.46)	$(0.38)
Weighted average shares outstanding:
Basic and diluted	8,535,443	6,987,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026

(Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at January 1, 2026	6,692,140	$6,692	$227,199,002	$131,389	$(89,509,530)	$137,827,553
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,922	7	(200,210)	—	—	(200,203)
Stock-based compensation	—	—	1,692,980	—	—	1,692,980
Net income (loss)	—	—	—	—	(3,893,050)	(3,893,050)
Other comprehensive income (loss)	—	—	—	(32,868)	—	(32,868)
Balance at March 31, 2026	6,699,062	$6,699	$228,691,772	$98,521	$(93,402,580)	$135,394,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2025

(Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at January 1, 2025	6,102,560	$6,103	$130,787,312	$35,992	$(75,792,636)	$55,036,771
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,487	8	(131,137)	—	—	(131,129)
Stock-based compensation	—	—	1,355,017	—	—	1,355,017
Issuance of common stock upon exercise of stock options	4,167	4	15,443	—	—	15,447
Net income (loss)	—	—	—	—	(2,624,972)	(2,624,972)
Other comprehensive income (loss)	—	—	—	(57,776)	—	(57,776)
Balance at March 31, 2025	6,115,214	$6,115	$132,026,635	$(21,784)	$(78,417,608)	$53,593,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(3,893,050)	$(2,624,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,692,980	1,355,017
Net amortization of investment discounts and premiums	(799,634)	(119,509)
Changes in operating assets and liabilities, net
Other current assets	(187,039)	(502,034)
In-process research and development accrued expenses	—	(3,000,000)
Accounts payable, accrued expenses and other current liabilities	(287,138)	(770,968)
Operating lease right-of-use assets and liabilities, net	(25)	(850)
Net cash provided by (used in) operating activities	(3,473,906)	(5,663,316)
Cash flows from investing activities:
Purchase of short-term investments	(40,837,552)	(1,925,828)
Maturities of short-term investments	35,254,000	1,600,000
Net cash provided by (used in) investing activities	(5,583,552)	(325,828)
Cash flows from financing activities:
Taxes paid related to net share settlement of vested restricted stock units	(200,203)	(131,129)
Cash proceeds from the issuance of stock upon exercise of stock options	—	15,447
Net cash provided by (used in) financing activities	(200,203)	(115,682)
Effect of exchange rate and valuation changes on cash equivalents	(31,628)	(54)
Net increase (decrease) in cash and cash equivalents	(9,289,289)	(6,104,880)
Cash and cash equivalents at beginning of period	61,833,552	45,816,289
Cash and cash equivalents at end of period	$52,544,263	$39,711,409

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising out of obtaining right-of-use asset	$291,726	$9,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Note 1 – Nature of Business and Liquidity

Nature of Business

Monopar Therapeutics Inc. (“Monopar,” the “Company,” “we,” “us,” and “our” and similar terms mean Monopar Therapeutics Inc. and its subsidiaries except where the context otherwise requires) is a clinical-stage biopharmaceutical company developing an innovative treatment for Wilson disease and novel radiopharmaceuticals for oncology. Monopar’s Wilson disease product candidate is ALXN1840, a late-stage, investigational once-daily, oral medicine. The Company’s radiopharmaceutical programs consist of MNPR-101-Zr (Phase 1) for imaging advanced cancers, and MNPR-101-Lu (Phase 1a) and MNPR-101-Ac (late preclinical) for the treatment of advanced cancers that express urokinase plasminogen activator receptor (“uPAR”).

The Company builds its drug development pipeline through both in-house efforts and licensing of late preclinical- and clinical-stage therapeutics, leveraging its scientific and clinical expertise to reduce risk and accelerate development.

Liquidity

The Company has incurred an accumulated deficit of approximately $93.4 million as of March 31, 2026, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offerings of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placements of pre-funded warrants, and cash provided in an asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through December 31, 2027. The Company’s ability to fund its future operations, including the development of ALXN1840 and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

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

Risks Related to the Company’s Financial Condition and Capital Requirements

Many, if not most, biopharmaceutical companies never become profitable and are acquired, merged, or liquidated before successfully developing any product that generates revenue from commercial sales to enable profitability. The Company has incurred losses since inception and expects to continue to incur substantial operating losses over the next several years. These losses stem from the clinical development of the Company’s current and future licensed and/or purchased product candidates and will continue for the foreseeable future. As a result, the Company anticipates that it will seek additional capital to fund its future operations. The Company’s ability to raise sufficient funds to support continued clinical, regulatory, pre-commercial and commercial development and to make contractual future milestone payments, as well as to raise additional funds to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization is uncertain.

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

March 31, 2026

Note 2 – Significant Accounting Policies

Basis of Presentation

These condensed consolidated financial statements include the financial results of Monopar Therapeutics Inc., its wholly-owned French subsidiary, Monopar Therapeutics, SARL, and its wholly-owned Australian subsidiary, Monopar Therapeutics Australia Pty Ltd, and have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and include all disclosures required by GAAP for financial reporting. Amounts in tables in the condensed consolidated financial statements and accompanying footnotes may not sum due to rounding. All intercompany accounts have been eliminated. The principal accounting policies applied in the preparation of these condensed consolidated financial statements are set out below and have been consistently applied in all periods presented. The Company has been primarily involved in performing research activities, developing product candidates, and raising capital to support and expand these activities.

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2026, and the Company’s condensed consolidated results of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025, and the Company’s condensed consolidated cash flows for the three months ended March 31, 2026 and 2025.

The interim condensed consolidated results of operations and comprehensive income (loss) and condensed consolidated cash flows for the periods presented are not necessarily indicative of the condensed consolidated results of operations or cash flows which may be reported for the remainder of 2026 or for any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on March 27, 2026.

Functional Currency

The Company’s functional currency is the U.S. Dollar. The Company’s Australian subsidiary and French subsidiary use the Australian Dollar and European Euro, respectively, as their functional currency. At each quarter-end, each foreign subsidiary’s balance sheets are translated into U.S. Dollars based upon the quarter-end exchange rate, while their statements of operations and comprehensive income (loss) and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) plus any income or losses not reported in the condensed consolidated statements of operations and comprehensive income (loss), such as foreign currency translation gains and losses and unrealized gains and losses on debt security investments that are reflected on the Company’s condensed consolidated statements of stockholders’ equity.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of March 31, 2026, and December 31, 2025, consisted of money market accounts, U.S. Treasury securities, and commercial paper.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof, and commercial paper), to be either available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value, with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the condensed consolidated statements of operations and comprehensive income (loss). The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government or consist of high-quality commercial paper. Changes in their value are primarily attributable to changes in interest rates and market liquidity, as well as, in the case of discounted short-term instruments, the amortization of any purchase discount over the remaining term to maturity. Investments as of  March 31, 2026, consisted of U.S. Treasury securities and commercial paper with maturities of over three months to one year and were recorded as held-to-maturity investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Leases

Lease agreements are evaluated to determine whether each arrangement is or contains a lease in accordance with ASC 842, Leases (“ASC 842”). Right-of-use (“ROU”) lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The ROU lease asset on the Company’s condensed consolidated balance sheets includes any lease payments made and excludes lease incentives. The incremental borrowing rate, taking into consideration the Company’s credit quality and borrowing rate for similar assets, is used in determining the present value of future payments. Lease expense is recorded as general and administrative (“G&A”) expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at three reputable financial institutions. As of March 31, 2026, the balances at two financial institutions were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Determining which category an asset or a liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures for each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 3 as of March 31, 2026, and December 31, 2025. The Company has no liabilities reported at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

March 31, 2026	Level 1	Total
Assets:
Cash equivalents(1)	$52,369,292	$52,369,292
Total	$52,369,292	$52,369,292

December 31, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$60,875,969	$60,875,969
Total	$60,875,969	$60,875,969

(1)

Cash equivalents as of March 31, 2026, and December 31, 2025, represent the fair value of the Company’s investments in money market accounts, U.S. Treasury securities and commercial paper. All cash equivalents have maturities at the date of purchase of three months or less. These securities are classified as Level 1 within the fair value hierarchy as fair value is determined based on unadjusted quoted prices in active markets due to the short-term nature of these instruments.

As of  March 31, 2026, and December 31, 2025, the Company’s investments consist of held-to-maturity U.S. Treasury securities and commercial paper, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Net Income (Loss) per Share

Net income (loss) per share for the three months ended March 31, 2026 and 2025, is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the periods. Diluted net income (loss) per share for the three months ended March 31, 2026 and 2025, is calculated by dividing net income (loss) by the weighted-average shares of the sum of a) weighted-average common stock outstanding (8,535,443 and 6,987,381 shares for the three months ended March 31, 2026 and 2025, respectively) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of March 31, 2026 and 2025, potentially dilutive securities included stock-based awards to purchase up to 842,973 and 769,612 shares of the Company’s common stock, respectively. For the three months ended March 31, 2026 and 2025, potentially dilutive securities are excluded from the computation of fully diluted net income (loss) per share as their effect is anti-dilutive. Pre-funded warrants outstanding during the three months ended March 31, 2026 and 2025, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net income (loss) per share.

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

During the three months ended March 31, 2026 and 2025, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product and technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three months ended March 31, 2026 and 2025, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

See Note 8 for additional discussion regarding the Company’s Licensing Agreements.

Patent Costs

The Company expenses the costs related to issued patents and patent applications, including costs related to legal, renewal and application fees, as a component of G&A expenses in its condensed consolidated statements of operations and comprehensive income (loss).

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of March 31, 2026, and December 31, 2025. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months) on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three months ended March 31, 2026 and 2025, the Company did not have any interest or penalties associated with unrecognized tax benefits.

On July 4, 2025, new U.S. tax legislation was signed into law formally known as “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the “One Big Beautiful Bill Act” or “OBBBA”, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company determined that such changes did not have a significant impact on the condensed consolidated financial statements for the three months ended March 31, 2026. The Company is currently assessing the potential implications of future provisions of the legislation on its operations and on the Company’s condensed consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Stock-based compensation costs for stock awards granted to the Company’s employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility and expected holding term. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in future vesting periods and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. The Company will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive income (loss). In accordance with GAAP, and through the application of professional judgment, the Company concludes on the appropriate classification of warrants as either liability or equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional-paid-in-capital as permanent equity.

Segment Reporting

The Company operates as a single reportable segment, focusing on the development of clinical and preclinical product candidates, with the Chief Executive Officer acting as the Chief Operating Decision Maker (“CODM”). The Company has yet to generate revenue domestically or internationally and anticipates substantial expenses and operating losses as it advances its product candidates through clinical trials and regulatory processes. The CODM assesses financial performance primarily using net income (loss), supplemented by internal budget and cash forecast models, to guide resource allocation and performance evaluation. Segment assets are reported as total assets on the Company’s condensed consolidated balance sheet, and segment income (loss) is reflected as net income (loss) on the Company’s condensed consolidated statements of operations and comprehensive income (loss), effectively mirroring the Company’s overall financial position due to its single-segment structure.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2025-11 on its condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC did not or are not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 3 – Cash Equivalents and Investments

As of March 31, 2026, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of March 31, 2026	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$7,759,050	$30,732	$—	$7,789,782
Commercial Paper	41,045,555	93,906	—	41,139,461
Money Market Accounts	3,440,048	—	—	3,440,048
Total	$52,244,653	$124,638	$—	$52,369,292

As of March 31, 2026, there were no available-for-sale securities in an unrealized-loss position.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

As of  December 31, 2025, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of December 31, 2025	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$12,730,543	$25,314	$—	$12,755,857
Commercial Paper	41,703,814	132,003	—	41,835,818
Money Market Accounts	6,284,294	—	—	6,284,294
Total	$60,718,652	$157,317	$—	$60,875,969

As of December 31, 2025, there were no available-for-sale securities in an unrealized-loss position.

As of March 31, 2026, and December 31, 2025, the Company had held-to-maturity investments with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

The held-to-maturity investments are reported in the condensed consolidated balance sheet as of  March 31, 2026, and consist of the following:

As of March 31, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$24,253,762	$3,201	$(2,162)	$24,254,801
Commercial Paper	60,694,915	101	(23,997)	60,671,019
Total	$84,948,677	$3,302	$(26,159)	$84,925,821

As of  March 31, 2026, gross unrealized gains and unrealized losses for held-to-maturity securities were $3,302 and $26,159, respectively. The Company has determined that these gross unrealized losses of $26,159 are primarily attributable to fluctuations in market interest rates rather than credit-related factors. The Company’s commercial paper and U.S. Treasury holdings consist of high-credit-quality issuers and government-backed securities, respectively. The Company evaluated its held-to-maturity securities for expected credit losses and determined that any such losses would be immaterial. This assessment is based on the high credit quality of the issuers, the short-term nature of the instruments, and the Company’s intent and ability to hold these investments until maturity. Accordingly, no allowance for credit losses was recorded as of March 31, 2026.

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

March 31, 2026

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

Share and Pre-funded Warrant Totals as of March 31, 2026

As of March 31, 2026, the Company had 6,699,062 shares of common stock issued and outstanding and 1,843,303 pre-funded warrants outstanding (including 882,761 issued in December 2024 and 960,542 issued in September 2025).

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

During the three months ended March 31, 2026, the Company’s Plan Administrator Committee (with regards to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees, and consultants aggregate stock options for the purchase of 62,228 shares of the Company’s common stock, with exercise prices ranging from $53.29 to $70.00 per share and with a range of vesting schedules. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2025	616,555	$30.77
Granted(1)	62,228	54.28
Forfeited(2)(3)	(520)	16.98
Exercised	—	—
Balances at March 31, 2026	678,263	32.94
Unvested options outstanding expected to vest(3)	247,008	45.27

(1)

62,228 options vest as follows: options to purchase 2,000 shares of the Company’s common stock vest monthly over one year; options to purchase 60,228 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of the vesting commencement date and 1/48th per month thereafter.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

A summary of options outstanding as of March 31, 2026, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	207,331	5.76	186,753	5.59
$25.01 - $50.00	331,364	7.02	217,640	6.00
$50.01 - $75.00	85,366	8.37	21,982	3.87
$75.01 - $100.00	50,202	9.53	4,880	8.21
$100.01 - $125.00	4,000	9.54	—	—
	678,263	7.00	431,255	5.74

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Unvested balance at December 31, 2025	175,634	$48.88
Granted(1)	—	—
Vested	(10,576)	26.27
Forfeited	(348)	15.06
Unvested Balance at March 31, 2026	164,710	50.41

(1) There were no restricted stock units granted during the three months ended March 31, 2026.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended March 31,
	2026	2025

Stock options granted	62,228	216,331
Weighted-average grant date fair value per share	$49.84	$29.17
Fair value of shares vested	$646,429	$745,436

As of  March 31, 2026, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $16.5 million and $3.6 million, respectively. The weighted-average exercise price in aggregate was $32.94, which includes $25.87 for fully vested stock options and $45.27 for stock options expected to vest. As of  March 31, 2026, the unamortized balance of stock-based compensation was $17.8 million, to be amortized over the following 3 years.

During the three months ended  March 31, 2026 and 2025, the Company recognized $692,728 and $714,888 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $1,000,252 and $640,129 as R&D expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive income (loss) for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Note 6 – Related Party Transactions

There were no related party transactions outside of the ordinary course of business for each of the three months ended March 31, 2026 and 2025.

Note 7 –  Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except for net income (loss) per share)	2026	2025
Numerator:
Net income (loss)	$(3,893)	$(2,625)

Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	8,535	6,987

Net income (loss) per common share, basic and diluted	$(0.46)	$(0.38)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share
Stock options to purchase common stock	678	620
Unvested restricted stock units	165	149

(1)	Pre-funded warrants outstanding during the three months ended March 31, 2026 and 2025, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net income (loss) per share.

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares at the time) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. As of March 31, 2026, the Company has paid an aggregate of $4.0 million in cash under the License Agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, the Company is obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of March 31, 2026, no milestone or royalty payments have been made under the License Agreement. The Company has also given Alexion the right of first negotiation regarding any rights should Monopar intend to sublicense ALXN1840. Furthermore, the Company will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by Monopar. As part of this License Agreement, the Company has assumed an agreement from Alexion, under which the Company will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

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

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of  March 31, 2026, the Company had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

Leases

The Company entered into a 36-month lease that commenced on  April 1, 2025, for Company’s executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, the Company entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on March 22, 2026, the Company entered into a one-year lease commencing January 16, 2026, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $875 per month.

As of March 31, 2026, in accordance with ASC 842, Leases, the three leases were recorded as an operating lease ROU asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s condensed consolidated balance sheets. The initial ROU asset and associated liability is equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration its credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability do not include an option to extend but do include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
Total lease costs	$27,497	$14,312

Maturities of the lease liability are as follows:

Fiscal Year Ending December 31,	Operating Leases
2026	$85,118
2027	102,984
2028	60,760
Total lease payments	$248,862
Less: imputed interest	(18,437)
Total lease liability as of March 31, 2026	$230,425

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	March 31,
	2026	2025
Lease term:
Operating leases (in years)	1.78	0.83

Discount rate:
Operating lease	6.50%	6.50%

Supplemental balance sheet information:

	As of March 31,
	2026	2025
ROU asset - non-current	$239,882	$9,102
Total ROU asset	$239,882	$9,102

Operating lease liability - current	$98,860	$8,252
Operating lease liability - non-current	131,565	—
Total operating lease liabilities	$230,425	$8,252

Legal Contingencies

The Company may be subject to claims and assessments from time to time in the ordinary course of business. No material claims have been asserted to date.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Note 9 – Subsequent Events

The Company has evaluated events and transactions that may have occurred which would require recognition or disclosure in the condensed consolidated financial statements. There were no subsequent events requiring adjustment to, or disclosure in, the condensed consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company with late-stage ALXN1840 for Wilson disease, and radiopharmaceutical programs, including MNPR-101-Zr (Phase 1) for imaging advanced cancers along with MNPR-101-Lu (Phase 1a) and MNPR-101-Ac225 (late preclinical) for the treatment of advanced cancers. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

Financial Status

Our cash, cash equivalents and investments as of March 31, 2026, were $137.5 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through December 31, 2027, in order for us to: (1) assemble a regulatory package and file an NDA for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr, continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu, and advance our preclinical MNPR-101-Ac program into the clinic; and (3) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

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

On September 23, 2025, we sold 1,034,433 shares of our common stock at $67.67 per share and pre-funded warrants to purchase 960,542 shares of our common stock at $67.669 per pre-funded warrant, reflecting the $0.001 exercise price, in a public offering. The net proceeds of the shares and pre-funded warrants sold were approximately $126.9 million after underwriting discounts and commissions but before offering expenses. On September 24, 2025, pursuant to a share purchase agreement with Tactic Pharma, an existing significant stockholder that held approximately 13.4% of our common stock prior to this purchase, we used $35 million of the offering proceeds to repurchase 550,229 shares of our common stock from Tactic Pharma at $63.6098 per share, which equals the public offering price per share less underwriting discounts and commissions. After giving effect to the repurchase, our net proceeds from the offering were approximately $91.9 million before estimated offering costs.

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

The mean daily copper balance among patients treated with ALXN1840 in the study (n=8) was significantly lower – indicating improvement –  compared with their pre-treatment baseline. Copper balance improved both during the initial 15 mg once-daily dosing period (days 1– 28) and over the entire treatment duration (days 1– 39), which included patients receiving either 15 mg every other day or 30 mg once daily.

On April 19, 2026, at the American Academy of Neurology Annual Meeting (AAN), new analyses were presented from the Phase 3 FoCus trial of ALXN1840 showing greater neurologic benefit versus standard of care in Wilson disease patients with neurologic symptoms at baseline, with durable neurologic benefit observed over multiple years of treatment. The data presented highlight the following:

●	In the randomized FoCus trial, analysis of patients with neurologic symptoms at baseline (TMC: n=77; SoC: n=35) demonstrated that treatment with ALXN1840 resulted in both higher rates of improvement and lower rates of worsening, addressing a critical unmet need in the neurologic management of Wilson disease.
–	Clinically meaningful neurologic worsening at Week 48 was observed in 25% of patients treated with standard of care vs 9% of ALXN1840-treated patients (p=0.038)
–	Clinically meaningful neurologic improvement at Week 48 was observed in 45% of ALXN1840-treated patients vs 32% on standard of care
–	ICGI-S improvement from baseline to Week 48 was greater with ALXN1840 vs standard of care (61% vs 17%; p=0.008)
–	CGI-I improvement at Week 48 was greater with ALXN1840 vs standard of care (47% vs 19%; p=0.003)

●	Durable neurologic benefit in the ALXN1840-treated group continued to increase during long-term follow-up on treatment and was sustained over approximately 3 years.

●	Neurologic benefit was consistent across both treatment-naïve and treatment-experienced patients with neurologic symptoms at baseline, supporting ALXN1840’s potential as a novel treatment option for Wilson disease.

●	ALXN1840 has demonstrated a well-characterized and favorable safety profile across Phase 2 and Phase 3 studies (266 patients; median 2.58 years on treatment; max >8 years), with drug-related SAEs limited to 4.9% of patients — including neurologic SAEs in < 1% — and no treatment-related deaths.

Based on recent regulatory interactions with the FDA regarding ALXN1840, during which the agency has encouraged continued dialogue with us on certain questions before we submit our NDA, we currently expect to submit our NDA in mid-2026. This anticipated timing reflects our efforts to incorporate additional information and further refine the submission package. However, there can be no assurance that the FDA will accept the NDA for filing or that the application will ultimately be approved.

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

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S. and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development, and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop, and commercialize innovative treatments for patients with unmet medical needs. Key elements of our strategy to achieve this goal are to:

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

Recently Issued and Adopted Accounting Pronouncements

Two accounting pronouncements, detailed in Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, are under consideration for adoption as of March 31, 2026.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the three months ended March 31, 2026, we granted 2,000 options to purchase shares of our common stock to a consultant, 48,728 options to purchase shares of our common stock to officers, and 11,500 options to purchase shares of our common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

Pre-funded Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance set forth in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, or whether the warrants meet all of the requirements for equity classification under ASC 815.

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. We will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive income (loss). In accordance with GAAP, and through the application of professional judgment, we conclude on the appropriate classification of warrants as either liability or equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional-paid-in-capital as permanent equity.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2026	2025	Variance
Research and development expenses	$3,487	$1,643	$1,844
General and administrative expenses	1,738	1,578	160
Total operating expenses	5,225	3,222	2,003
Operating income (loss)	(5,225)	(3,222)	(2,003)
Interest income (loss)	1,332	597	735
Net income (loss)	$(3,893)	$(2,625)	$(1,268)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended March 31, 2026, were $3,487,247 compared to $1,643,375 for the three months ended March 31, 2025. This represents an increase of $1,843,872 primarily attributed to (1) an $825,972 increase in R&D contractor and consulting expenses, (2) a $799,593 increase in R&D personnel expenses including stock-based compensation and (3) a net increase of $218,307 in other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended March 31, 2026, were $1,738,006, compared to $1,578,442 for the three months ended March 31, 2025. This represents an increase of $159,564 primarily attributed to (1) a $134,599 increase in G&A personnel expenses including stock-based compensation, and (2) a net increase of $24,965 in other G&A expenses.

Interest Income

Interest income for the three months ended March 31, 2026, was $1,332,203 compared to $596,845 for the three months ended March 31, 2025. The increase is attributed to interest earned on U.S. Treasury securities and commercial paper, and higher bank balances in 2026, due to the net proceeds of approximately $91.9 million from the September 2025 capital raise.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations, resulting in an accumulated deficit of approximately $93.4 million as of March 31, 2026. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and Selling, General and Administrative (“SG&A”) expenses will increase to enable the execution of our strategic plan, including our ALXN1840 pre-commercial activities and, if approved, commercialization activities. We anticipate that the currently available funds as of March 31, 2026, will fund our planned operations at least through December 31, 2027. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts, U.S. Treasury securities and commercial paper.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	(Unaudited)
(in thousands)	2026	2025	Variance
Net cash provided by (used in) operating activities	$(3,474)	$(5,663)	$2,189
Net cash provided by (used in) investing activities	(5,584)	(326)	(5,258)
Net cash provided by (used in) financing activities	(200)	(116)	(85)
Effect of exchange rate and valuation changes on cash equivalents	(32)	—	(32)
Net increase (decrease) in cash and cash equivalents	$(9,289)	$(6,105)	$(3,184)

During the three months ended March 31, 2026 and 2025, we had a net cash outflow of $9,289,289 and a net cash outflow of $6,104,880, respectively. The net change in cash and cash equivalents as of the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily consisted of (1) an increase in cash outflow used in investing activities of $5,257,724, which is primarily due to increased investment activity following the $91.9 million in net proceeds from the September 2025 capital raise, partially offset by (2) a decrease in net cash used in operating activities of $2,189,410 due to the payment of $3 million related to ALXN1840 in 2025 (no similar payment was made in 2026).

Cash Flow Provided by (Used in) Operating Activities

The decrease of $2,189,410 in cash flow used in operating activities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily a result of a payment of $3 million related to ALXN1840 in 2025 (no similar payment was made in 2026).

Cash Flow Provided by (Used in) Investing Activities

The increase of $5,257,724 in cash flow used in investing activities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily a result of an increase in net investment in U.S. Treasury securities and commercial paper maturing and/or invested in during the periods reported.

Cash Flow Provided by (Used in) Financing Activities

The increase of $84,521 in cash flow used in financing activities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily a result of higher net share settlement taxes on vested RSUs in 2026.

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

We anticipate that the funds available as of April 30, 2026, will fund our obligations at least through December 31, 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the development program for ALXN1840 in Wilson disease and, if it is approved, commercialization efforts;

●	the clinical development progress of MNPR-101-Zr in imaging advanced cancers;

●	the clinical development progress of MNPR-101-Lu as a therapeutic agent in advanced cancers;

●	the progress of preclinical and clinical development of MNPR-101-Ac;

●	the progress of preclinical activities towards identifying novel targets and candidates to complement our radiopharmaceutical and rare disease programs;

●	the number and characteristics of other drug product candidates that we may invent, license, acquire, or otherwise pursue;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA, Therapeutics Goods Administration (“TGA”) and other international regulatory approvals;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

Additionally, we are obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, we are obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of March 31, 2026, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of April 30, 2026, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

Office Lease

We entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580 per month. On November 1, 2025, we entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on March 22, 2026, we entered into a one-year lease commencing January 16, 2026, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $875 per month.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive income (loss) and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Part I Item 1A of our Annual Report on Form 10-K, as amended, filed with the SEC on March 27, 2026.

Item 5. Other Information

During the quarter ended  March 31, 2026, no non-employee director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MONOPAR THERAPEUTICS INC.

Dated: May 14, 2026	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: May 14, 2026	By:	/s/ Quan Vu
	Name:	Quan Vu
	Title:	Chief Financial Officer (Principal Financial Officer)