Form 10-Q
period 2026-06-30
Monopar Therapeutics
filed 2026-08-12
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of July 31, 2026, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	6,712,172

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

●	known and unknown risks associated with developing copper-chelating therapies and radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	uncertainties related to the regulatory processes related to ALXN1840 and the outcome(s) thereof;

●	potential delays and/or additional significant expenses related to developing and completing the rolling submission of the New Drug Application (“NDA”) for ALXN1840;

●	the uncertain impacts of U.S. government shutdowns and potential future shutdowns on the timing of regulatory processes, including with respect to the rolling submission and review of the NDA for ALXN1840;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate in the future into our drug candidates;

●	market uptake and competitiveness in terms of pricing, efficacy and safety of any products for which we receive marketing approval, and our ability to competitively market and position any such products as compared to larger pharmaceutical companies;

●	the difficulties of commercialization, marketing, product manufacturing and overall strategy as we build out our commercial organization;

●	uncertainties of intellectual property position and strategy, including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources with experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms or at all;

●	U.S. political leadership developments may affect the economy and future laws, tariffs, and regulations or executive orders, and may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals – governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products – and governmental legislation, executive orders and/or tariffs affecting other industries which may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impacts of any COVID-19 resurgence or of another pandemic may have on our ability to advance our clinical programs, commercialize them, and raise additional financing;

●	the cumulative impacts of domestic and global inflation, volatility in financial markets and the potential for an economic recession, resulting in higher costs for obtaining goods and services and/or making financing more difficult to obtain on acceptable terms or at all;

●

the uncertain impacts of the Russia-Ukraine war, the Israel-Hamas conflict, the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states, and/or any potential future conflicts on our clinical material manufacturing expenses and timelines, as well as on general geopolitical, economic, trade and financial market conditions; and

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

●	Our ability to raise sufficient funds to support continued clinical, regulatory, pre-commercial and commercial development of our programs and to make contractual future milestone payments as they come due, as well as our ability to raise additional funds to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization.

●	Although a completed pivotal Phase 3 trial with ALXN1840 met its primary endpoint as described in this report, Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. In the near term, we are focused on assembling a regulatory package and completing the rolling submission of the NDA for ALXN1840, all with uncertain outcomes.

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

●

The Russia-Ukraine war, and resulting sanctions against Russia and Russian entities, and Russian reduction in gas shipments to the EU and other allies, have increased fuel costs, reduced access to critical supplies and may cause shipping delays. Separately, the Israel-Hamas conflict, and the conflict between the U.S., Israel and Iran and the ongoing instability in Persian Gulf states have created additional uncertainties and impacts. The broader geopolitical, economic, trade and financial market consequences are uncertain at this time, which may increase the cost of supplies for our clinical materials, delay the manufacture of our clinical materials, restrict the availability of radioisotopes, increase costs of other goods and services or introduce additional financing difficulties and/or costs, any of which could adversely affect our clinical and preclinical programs and our financial condition.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025*

Assets

Current assets:
Cash and cash equivalents	$52,757,766	$61,833,552
Investments	81,541,216	78,565,491
Other current assets	464,727	63,745
Total current assets	134,763,709	140,462,788

Operating lease right-of-use asset	215,120	254,921
Total assets	$134,978,829	$140,717,709

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$4,016,031	$2,735,236
Total current liabilities	4,016,031	2,735,236

Non-current operating lease liability	107,829	154,920
Total liabilities	4,123,859	2,890,156

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,712,172 and 6,692,140 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	6,712	6,692
Additional paid-in capital	229,472,821	227,199,002
Accumulated other comprehensive income (loss)	91,317	131,389
Retained earnings (accumulated deficit)	(98,715,880)	(89,509,530)
Total stockholders’ equity	130,854,970	137,827,553
Total liabilities and stockholders’ equity	$134,978,829	$140,717,709

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,766,832	$1,730,000	$8,254,079	$3,373,375
General and administrative	1,877,831	1,504,295	3,615,837	3,082,737
Total operating expenses	6,644,663	3,234,295	11,869,916	6,456,112
Income (loss) from operations	(6,644,663)	(3,234,295)	(11,869,916)	(6,456,112)
Other income (loss)	32,158	—	32,158	—
Interest income (loss)	1,299,205	780,769	2,631,408	1,377,614
Net income (loss)	(5,313,300)	(2,453,526)	(9,206,350)	(5,078,498)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	516	(3,456)	326	(3,847)
Unrealized gain (loss) on investments, net	(7,721)	102,817	(40,398)	45,432
Comprehensive income (loss)	$(5,320,505)	$(2,354,165)	$(9,246,423)	$(5,036,913)
Net income (loss) per share:
Basic and diluted	$(0.62)	$(0.35)	$(1.08)	$(0.73)
Weighted average shares outstanding:
Basic and diluted	8,542,450	6,998,082	8,538,966	6,992,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2026

(Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at January 1, 2026	6,692,140	$6,692	$227,199,002	$131,389	$(89,509,530)	$137,827,553
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,922	7	(200,210)	—	—	(200,203)
Stock-based compensation	—	—	1,692,980	—	—	1,692,980
Net income (loss)	—	—	—	—	(3,893,050)	(3,893,050)
Other comprehensive income (loss)	—	—	—	(32,868)	—	(32,868)
Balance at March 31, 2026	6,699,062	6,699	228,691,772	98,521	(93,402,580)	135,394,412
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	12,802	13	(654,977)	—	—	(654,964)
Issuance of common stock upon exercise of stock options	308	0	7,575	—	—	7,575
Stock-based compensation	—	—	1,428,451	—	—	1,428,451
Net income (loss)	—	—	—	—	(5,313,300)	(5,313,300)
Other comprehensive income (loss)	—	—	—	(7,205)	—	(7,205)
Balance at June 30, 2026	6,712,172	$6,712	$229,472,821	$91,317	$(98,715,880)	$130,854,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025

(Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at January 1, 2025	6,102,560	$6,103	$130,787,312	$35,992	$(75,792,636)	$55,036,771
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,487	8	(131,137)	—	—	(131,129)
Issuance of common stock upon exercise of stock options	4,167	4	15,443	—	—	15,447
Stock-based compensation	—	—	1,355,017	—	—	1,355,017
Net income (loss)	—	—	—	—	(2,624,972)	(2,624,972)
Other comprehensive income (loss)	—	—	—	(57,776)	—	(57,776)
Balance at March 31, 2025	6,115,214	6,115	132,026,635	(21,784)	(78,417,608)	53,593,358
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,672	12	(321,567)	—	—	(321,555)
Issuance of common stock upon exercise of stock options	571	1	4,710	—	—	4,711
Stock-based compensation	—	—	1,279,546	—	—	1,279,546
Net income (loss)	—	—	—	—	(2,453,526)	(2,453,526)
Other comprehensive income (loss)	—	—	—	99,361	—	99,361
Balance at June 30, 2025	6,127,457	$6,127	$132,989,324	$77,577	$(80,871,134)	$52,201,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(9,206,350)	$(5,078,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,121,431	2,634,563
Net amortization of investment discounts and premiums	(1,507,645)	(214,026)
Changes in operating assets and liabilities, net
Other current assets	(400,861)	(372,731)
In-process research and development accrued expenses	—	(3,000,000)
Accounts payable, accrued expenses and other current liabilities	1,272,106	(705,565)
Operating lease right-of-use assets and liabilities, net	(25)	(4,430)
Net cash provided by (used in) operating activities	(6,721,343)	(6,740,687)
Cash flows from investing activities:
Purchase of short-term investments	(88,422,080)	(3,138,534)
Maturities of short-term investments	86,954,000	4,000,000
Net cash provided by (used in) investing activities	(1,468,080)	861,466
Cash flows from financing activities:
Taxes paid related to net share settlement of vested restricted stock units	(855,167)	(452,684)
Cash proceeds from the issuance of stock upon exercise of stock options	7,575	20,157
Net cash provided by (used in) financing activities	(847,592)	(432,527)
Effect of exchange rate and valuation changes on cash equivalents	(38,770)	(2,605)
Net increase (decrease) in cash and cash equivalents	(9,075,786)	(6,314,353)
Cash and cash equivalents at beginning of period	61,833,552	45,816,289
Cash and cash equivalents at end of period	$52,757,766	$39,501,936

Supplemental disclosure of non-cash investing and financing activities:
Lease liability arising out of obtaining right-of-use asset	$291,726	$127,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Liquidity

The Company has incurred an accumulated deficit of approximately $98.7 million as of June 30, 2026, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offerings of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placements of pre-funded warrants, and cash provided in an asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through December 31, 2027. The Company’s ability to fund its future operations, including the development of ALXN1840 and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Going Concern Assessment

The Company applies Accounting Standards Codification (“ASC”) 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In July 2026, the Company analyzed its cash requirements through December 31, 2027, and has determined that, based upon the Company’s current available cash and cash equivalents and investments, the Company has no substantial doubt about its ability to continue as a going concern.

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

June 30, 2026

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2026, and the Company’s condensed consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, and the Company’s condensed consolidated cash flows for the six months ended June 30, 2026 and 2025.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of June 30, 2026, and December 31, 2025, consisted of money market accounts, U.S. Treasury securities, and commercial paper.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof, and commercial paper) to be either available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value, with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the condensed consolidated statements of operations and comprehensive income (loss). The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government or consist of high-quality commercial paper. Changes in their value are primarily attributable to changes in interest rates and market liquidity, as well as, in the case of discounted short-term instruments, the amortization of any purchase discount over the remaining term to maturity. Investments as of  June 30, 2026, consisted of U.S. Treasury securities and commercial paper with maturities of over three months to one year and were recorded as held-to-maturity investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company maintains cash and cash equivalents at three reputable financial institutions. As of June 30, 2026, the balances at two financial institutions were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Determining which category an asset or a liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures for each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and six months ended June 30, 2026 and 2025. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 3 as of June 30, 2026, and December 31, 2025. The Company has no liabilities reported at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

June 30, 2026	Level 1	Total
Assets:
Cash equivalents(1)	$52,612,699	$52,612,699
Total	$52,612,699	$52,612,699

December 31, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$60,875,969	$60,875,969
Total	$60,875,969	$60,875,969

(1)

Cash equivalents as of June 30, 2026, and December 31, 2025, represent the fair value of the Company’s investments in money market accounts, U.S. Treasury securities and commercial paper. All cash equivalents have maturities at the date of purchase of three months or less. These securities are classified as Level 1 within the fair value hierarchy as fair value is determined based on unadjusted quoted prices in active markets due to the short-term nature of these instruments.

As of  June 30, 2026, and December 31, 2025, the Company’s investments consist of held-to-maturity U.S. Treasury securities and commercial paper, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Net Income (Loss) per Share

Net income (loss) per share for the three and six months ended June 30, 2026 and 2025, is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the periods. Diluted net income (loss) per share for the three and six months ended June 30, 2026 and 2025, is calculated by dividing net income (loss) by the weighted-average shares of the sum of a) weighted-average common stock outstanding (8,542,450 and 6,998,082 shares for the three months ended June 30, 2026 and 2025, respectively; 8,538,966 and 6,992,761 shares for the six months ended June 30, 2026 and 2025, respectively) and b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of June 30, 2026 and 2025, potentially dilutive securities included stock-based awards to purchase up to 823,127 and 754,939 shares of the Company’s common stock, respectively. For the three and six months ended June 30, 2026 and 2025, potentially dilutive securities are excluded from the computation of fully diluted net income (loss) per share as their effect is anti-dilutive. Pre-funded warrants outstanding during the three and six months ended June 30, 2026 and 2025, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net income (loss) per share.

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

During the three and six months ended June 30, 2026 and 2025, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product and technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and six months ended June 30, 2026 and 2025, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

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

June 30, 2026

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of June 30, 2026, and December 31, 2025. U.S. Federal R&D tax credits from 2016 to 2019 were utilized to reduce payroll taxes in future periods and were recorded as other current assets (anticipated to be received within 12 months) on the Company’s condensed consolidated balance sheets. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and six months ended June 30, 2026 and 2025, the Company did not have any interest or penalties associated with unrecognized tax benefits.

On July 4, 2025, new U.S. tax legislation was signed into law formally known as “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the “One Big Beautiful Bill Act” or “OBBBA”, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company determined that such changes did not have a significant impact on the condensed consolidated financial statements for the three and six months ended June 30, 2026. The Company is currently assessing the potential implications of future provisions of the legislation on its operations and on the Company’s condensed consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

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

June 30, 2026

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes technical corrections, clarifications, and narrow-scope improvements across a broad range of Topics within the Accounting Standards Codification. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2025-12 on its condensed consolidated financial statements and related disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC has not and is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 3 – Cash Equivalents and Investments

As of June 30, 2026, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of June 30, 2026	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

U.S. Treasury Securities	$1,992,333	$3,667	$—	$1,996,000
Commercial Paper	47,275,691	113,252	—	47,388,943
Money Market Accounts	3,227,756	—	—	3,227,756
Total	$52,495,781	$116,918	$—	$52,612,699

As of June 30, 2026, there were no available-for-sale securities in an unrealized-loss position.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

As of June 30, 2026, and December 31, 2025, the Company had held-to-maturity investments with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

The held-to-maturity investments are reported in the condensed consolidated balance sheet as of  June 30, 2026, and consist of the following:

As of June 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$21,775,564	$—	$(19,624)	$21,755,940
Commercial Paper	59,765,652	261	(17,158)	59,748,755
Total	$81,541,216	$261	$(36,782)	$81,504,695

As of  June 30, 2026, gross unrealized gains and unrealized losses for held-to-maturity securities were $261 and $36,782, respectively. The Company has determined that these gross unrealized losses of $36,782 are primarily attributable to fluctuations in market interest rates rather than credit-related factors. The Company’s commercial paper and U.S. Treasury holdings consist of high-credit-quality issuers and government-backed securities, respectively. The Company evaluated its held-to-maturity securities for expected credit losses and determined that any such losses would be immaterial. This assessment is based on the high credit quality of the issuers, the short-term nature of the instruments, and the Company’s intent and ability to hold these investments until maturity. Accordingly, no allowance for credit losses was recorded as of June 30, 2026.

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

June 30, 2026

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

Share and Pre-funded Warrant Totals as of June 30, 2026

As of June 30, 2026, the Company had 6,712,172 shares of common stock issued and outstanding and 1,843,303 pre-funded warrants outstanding (including 882,761 issued in December 2024 and 960,542 issued in September 2025).

Note 5 – Stock Incentive Plan

In April 2016, the Company’s Board of Directors and stockholders representing a majority of the Company’s outstanding stock at that time approved the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Plan”), allowing the Company to grant up to an aggregate of 140,000 shares of stock-based awards in the form of stock options, restricted stock units, stock appreciation rights and other stock-based awards to employees, non-employee directors and consultants. In October 2017, the Company’s Board of Directors voted to increase the stock award pool to 320,000 shares of common stock, which subsequently was approved by the Company’s stockholders. In April 2020, the Company’s Board of Directors voted to increase the stock award pool to 620,000 (an increase of 300,000 shares of common stock), which was approved by the Company’s stockholders in June 2020. In April 2021, the Company’s Board of Directors voted to approve an amendment to the 2016 Stock Incentive Plan to remove certain individual award limits and other provisions related to I.R.C. Section 162(m) and to update the limit on Incentive Stock Options to no more than 100% of the maximum aggregate number of shares which may be granted under the Plan, which was approved by the Company’s stockholders in June 2021. In March 2022, the Company’s Board of Directors voted to increase the stock award pool to 1,020,000 (an increase of 400,000 shares of common stock), which was approved by the Company’s stockholders in June 2022. In July 2024, the Company’s Board of Directors voted to increase the stock award pool to 1,420,000 (an increase of 400,000 shares of common stock), which was approved by the Company’s stockholders on August 5, 2024. In  March 2025, the Company registered 400,000 additional shares of common stock under the Plan.

On April 27, 2026, the Board adopted the Monopar Therapeutics Inc. 2026 Stock Incentive Plan (the “2026 Plan”), and the 2026 Plan was approved by the Company’s stockholders at the Annual Meeting held on June 22, 2026 (the “New Plan Effective Date”). The 2026 Plan replaced the Monopar Therapeutics Inc. 2016 Stock Incentive Plan, as amended (the “Prior Plan”), with respect to future awards, and no further awards will be granted under the Prior Plan following the New Plan Effective Date, although outstanding awards under the Prior Plan will remain in effect in accordance with their terms. The 2026 Plan provides for the issuance of shares of our common stock, including 600,000 new shares, as well as shares that remain available for issuance under the Prior Plan as of the New Plan Effective Date and, in certain cases, shares underlying awards under the Prior Plan that are forfeited, expire or are otherwise terminated without issuance. The primary purpose of the 2026 Plan is to ensure that a sufficient number of shares remain available for issuance to support Monopar’s equity-based compensation program.

During the six months ended June 30, 2026, the Company’s Plan Administrator Committee (with regard to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-officer employees, and consultants options to purchase an aggregate of 65,312 shares of the Company’s common stock, with exercise prices ranging from $53.29 to $87.68 per share and with a range of vesting schedules. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2025	616,555	$30.77
Granted(1)	65,312	55.08
Forfeited(2)(3)	(3,266)	56.63
Exercised	(308)	24.61
Balances at June 30, 2026	678,293	32.99
Unvested options outstanding expected to vest(3)	223,881	45.44

(1)

65,312 options vest as follows: options to purchase 2,000 shares of the Company’s common stock vest monthly over one year; options to purchase 1,284 shares of the Company's common stock vest 50% on September 30, 2026, and 50% on December 31, 2026; options to purchase 62,028 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of the vesting commencement date and 1/48th per month thereafter.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

A summary of options outstanding as of June 30, 2026, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	206,725	5.36	191,472	5.22
$25.01 - $50.00	331,109	6.42	227,452	5.38
$50.01 - $75.00	87,166	8.11	22,691	3.63
$75.01 - $100.00	49,293	9.16	12,130	8.28
$100.01 - $125.00	4,000	9.29	667	9.29
	678,293		454,412

Restricted stock unit activity under the Plan was as follows:

		Weighted- Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Unvested balance at December 31, 2025	175,634	$48.88
Granted(1)	—	—
Vested	(30,452)	41.42
Forfeited	(348)	15.06
Unvested Balance at June 30, 2026	144,834	50.53

(1) There were no restricted stock units granted during the three and six months ended June 30, 2026.

Stock option grants and fair values under the Plan were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Stock options granted	3,084	9,550	65,312	225,881
Weighted-average grant date fair value per share	$64.22	$30.56	$50.52	$29.23
Fair value of shares vested	$966,824	$957,123	$1,613,253	$1,702,559

As of  June 30, 2026, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $40.5 million and $10.6 million, respectively. The weighted-average exercise price in aggregate was $32.99, which includes $26.85 for fully vested stock options and $45.44 for stock options expected to vest. As of  June 30, 2026, the unamortized balance of stock-based compensation was $16.4 million, to be amortized over the following 3 years.

During the three months ended  June 30, 2026 and 2025, the Company recognized $649,633 and $675,575 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $778,818 and $567,957 as R&D expenses, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized $1,342,361 and $1,422,615 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $1,779,071 and $1,208,086 as R&D expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive income (loss) for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Note 6 – Related Party Transactions

There were no related party transactions outside of the ordinary course of business for each of the three and six months ended June 30, 2026 and 2025.

Note 7 –  Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for net income (loss) per share)	2026	2025	2026	2025
Numerator:
Net income (loss)	$(5,313)	$(2,454)	$(9,206)	$(5,078)

Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	8,542	6,998	8,539	6,993

Net income (loss) per common share, basic and diluted	$(0.62)	$(0.35)	$(1.08)	$(0.73)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share
Stock options to purchase common stock	678	627	678	627
Unvested restricted stock units	145	128	145	128

(1)	Pre-funded warrants outstanding during the three and six months ended June 30, 2026 and 2025, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net income (loss) per share.

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares at the time) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. As of June 30, 2026, the Company has paid an aggregate of $4.0 million in cash under the License Agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, the Company is obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of June 30, 2026, no milestone or royalty payments have been made under the License Agreement. The Company has also given Alexion the right of first negotiation regarding any rights should Monopar intend to sublicense ALXN1840. Furthermore, the Company will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by Monopar. As part of this License Agreement, the Company has assumed an agreement from Alexion, under which the Company will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and the Company may terminate the agreement for convenience upon 90 days’ prior written notice to Alexion.

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

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of  June 30, 2026, the Company had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

Leases

The Company entered into a 36-month lease that commenced on  April 1, 2025, for the Company’s executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, the Company entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on March 22, 2026, the Company entered into a one-year lease commencing January 16, 2026, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $875 per month. On June 11, 2026, the Company entered into an additional 36-month lease for Suite 100 at 1000 Skokie Blvd in the Village of Wilmette, Illinois, with the 36-month term to commence upon the Landlord’s delivery of the space after substantially completing the agreed-upon improvements.

As of June 30, 2026, in accordance with ASC 842, Leases, the three leases were recorded as an operating lease ROU asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s condensed consolidated balance sheets. The initial ROU asset and associated liability are equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration its credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability do not include an option to extend but do include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total lease costs	$28,373	$19,140	$55,870	$33,452

Maturities of the lease liability are as follows:

Fiscal Year Ending December 31,	Operating Leases
2026	$56,745
2027	102,984
2028	60,760
Total lease payments	$220,489
Less: imputed interest	(14,826)
Total lease liability as of June 30, 2026	$205,663

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	June 30,
	2026	2025
Lease term:
Operating leases (in years)	1.53	1.67

Discount rate:
Operating lease	6.50%	6.50%

Supplemental balance sheet information:

	As of June 30,
	2026	2025
ROU asset - non-current	$215,120	$118,170
Total ROU asset	$215,120	$118,170

Operating lease liability - current	$97,834	$33,374
Operating lease liability - non-current	107,829	80,366
Total operating lease liabilities	$205,663	$113,740

Legal Contingencies

The Company may be subject to claims and assessments from time to time in the ordinary course of business. No material claims have been asserted to date.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Financial Status

Our cash, cash equivalents and investments as of June 30, 2026, were $134.3 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through December 31, 2027, in order for us to: (1) assemble a regulatory package, complete the rolling submission of the NDA and initiate pre-commercial activities for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr, continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu, and advance our preclinical MNPR-101-Ac program into the clinic; and (3) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

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

On December 23, 2024, we sold 798,655 shares of our common stock at $23.79 per share in a public offering. Concurrent with that offering, we completed a private placement of pre-funded warrants to purchase 882,761 shares of common stock at a purchase price of $23.789 per pre-funded warrant, reflecting the $0.001 exercise price, to an institutional investor. The net proceeds of the shares and the pre-funded warrants sold were approximately $37.4 million after fees, commissions and other offering costs.

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

Wilson disease affects around 1 in 30,000 live births in the U.S. There are an estimated 10,000 Wilson disease patients in the U.S., with an estimated 5,000 patients currently diagnosed and being treated with standard of care (“SoC”).

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

On November 9, 2025, we presented new data and analyses from the Phase 2 ALXN1840-WD-204 copper balance study at the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® 2025. In an oral presentation titled “Rapidly Improved Cu Balance in Wilson Disease Patients on Tiomolybdate Choline,” we shared results showing that treatment with ALXN1840 led to a rapid and sustained improvement in daily copper balance in patients with Wilson disease, primarily through increased fecal copper excretion.

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

On April 19, 2026, at the American Academy of Neurology Annual Meeting (AAN), new analyses were presented from the Phase 3 FoCus trial of ALXN1840 showing greater neurologic benefit versus SoC in Wilson disease patients with neurologic symptoms at baseline, with durable neurologic benefit observed over multiple years of treatment. The data presented highlight the following:

●	In the randomized FoCus trial, analysis of patients with neurologic symptoms at baseline (TMC: n=77; SoC: n=35) demonstrated that treatment with ALXN1840 resulted in both higher rates of improvement and lower rates of worsening, addressing a critical unmet need in the neurologic management of Wilson disease.
–	Clinically meaningful neurologic worsening at Week 48 was observed in 25% of patients treated with SoC vs 9% of ALXN1840-treated patients (p=0.038)
–	Clinically meaningful neurologic improvement at Week 48 was observed in 45% of ALXN1840-treated patients vs 32% on SoC
–	ICGI-S improvement from baseline to Week 48 was greater with ALXN1840 vs SoC (61% vs 17%; p=0.008)
–	CGI-I improvement at Week 48 was greater with ALXN1840 vs SoC (47% vs 19%; p=0.003)

●	Durable neurologic benefit in the ALXN1840-treated group continued to increase during long-term follow-up on treatment and was sustained over approximately 3 years.

●	Neurologic benefit was consistent across both treatment-naïve and treatment-experienced patients with neurologic symptoms at baseline, supporting ALXN1840’s potential as a novel treatment option for Wilson disease.

●	ALXN1840 has demonstrated a well-characterized and favorable safety profile across Phase 2 and Phase 3 studies (266 patients; median 2.58 years on treatment; max >8 years), with drug-related SAEs limited to 4.9% of patients — including neurologic SAEs in < 1% — and no treatment-related deaths.

On May 19, 2026, Hepatology Communications published a peer-reviewed manuscript entitled “Effect of Tiomolibdate Choline on Copper Balance in Patients with Wilson Disease: an Open-label Phase 2 Trial.” The publication reported results from the Phase 2 ALXN1840-WD-204 study (NCT04573309) and demonstrated that ALXN1840 produces a rapid, statistically significant, and sustained improvement in daily copper balance in patients with Wilson disease, driven by increased fecal copper excretion. The publication builds on a recently published peer-reviewed Journal of Hepatology Letter to the Editor, which highlighted the importance of comparing outcomes to a pre-treatment baseline to accurately assess the effect of a potential Wilson disease treatment on copper balance. Key findings reported in the publication include:

●	Statistically significant reduction in daily copper balance from baseline, due to increased fecal copper excretion;

●	Cumulative mean decrease from baseline in copper balance of -6.08 mg over 21 days (95% CI: -10.18 mg to -1.98 mg);

●	Mean daily copper balance change from baseline of -0.37 mg (p=0.005) during the 15 mg/day treatment period and -0.29 mg (p=0.023) through the overall study period;

●	Approximately 50% increase in the daily fecal copper output-to-intake ratio compared to baseline (p=0.041);

●	Immediate increases in plasma total copper and directly measured non-ceruloplasmin-bound copper (dNCC), consistent with copper mobilization and formation of stable albumin tripartite complexes (ATCs) consisting of copper, ALXN1840, and albumin; and

●	ALXN1840 was generally well tolerated; no serious adverse events were reported.

Notably, the observed improvements in copper balance and copper mobilization occurred in a Wilson disease patient population with a mean duration of 16 years on SoC, suggesting that despite years of treatment with currently available therapies, patients present with a considerable amount of residual copper in the body that ALXN1840 is able to mobilize and eliminate. This finding is consistent with data from the completed 48-week Phase 3 trial, in which ALXN1840 demonstrated superior copper mobilization compared to SoC even in patients with a mean prior SoC treatment duration of 11 years.

On May 29, 2026, we presented Phase 2 ALXN1840-WD-205 data at the EASL Congress 2026. In a presentation titled “ALXN1840 (tiomolibdate choline) Stabilizes Liver Disease and Improves Neurological Symptoms as well as Quality of Life in Treatment-Experienced Wilson Disease Patients,” we presented results from the open-label, multicenter Phase 2 trial evaluating the effects of ALXN1840 on liver pathology and clinical outcomes in heavily pre-treated patients with Wilson disease. Key findings presented at EASL 2026 include:

●	Liver pathology stabilization and improvement: By Week 48, among the 24 patients with paired biopsies, the preponderance demonstrated stabilization or improvement across histologic measures assessed, including hepatocyte necrosis (96%), steatosis grade (88%), lobular inflammation (79%), portal inflammation (71%), NAFLD Activity Score total (71%), hepatocellular ballooning (75%), and fibrosis stage (67%);

●	Hepatic copper concentration: No statistically significant change in hepatic copper concentration after 48 weeks, consistent with published Wilson disease studies of SoC therapies showing hepatic copper remains stable or increases even after years on treatment;

●	Neurologic improvement: Significant improvements in the Unified Wilson Disease Rating Scale (UWDRS) Part III score were observed at Week 48 (p < 0.05 vs. baseline);

●	Global clinical status: Significant improvements in the Clinical Global Impressions (CGI) scale were observed at Week 48 (p < 0.05 vs. baseline);

●	Quality of life: Significant improvements in patient-reported quality of life, as measured by the EuroQoL 5-Dimensions (EQ-5D) UK Health Index, were observed at Week 48 (p < 0.05 vs. baseline); and

●	Safety: ALXN1840 was generally well tolerated; most treatment-emergent adverse events were nonserious and Grade 1 or 2 in severity. A safety analysis of the extension period showed a consistent treatment-emergent adverse event profile.

These results, in a heavily pre-treated Wilson disease population, demonstrate that ALXN1840 can stabilize liver disease and provide clinically meaningful improvements in neurologic symptoms and quality of life. The neurologic and quality of life findings from this study complement the increased copper mobilization and clinical improvement shown in the completed Phase 3 pivotal trial (Study WTX101-301).

On June 28, 2026, we presented new analyses from the Phase 3 FoCus randomized controlled clinical trial of ALXN1840 at the 12th Congress of the European Academy of Neurology (EAN 2026). These analyses build upon the previously reported Phase 3 FoCus results demonstrating ALXN1840 met its primary endpoint of superior copper mobilization versus SoC. In an encore poster presentation titled “Greater clinical benefit with tiomolibdate choline versus standard of care in neurologic Wilson disease patients in the Phase 3 FoCus Trial,” we presented results showing that ALXN1840 produced significant neurologic improvement over time and greater global clinical improvement compared to SoC therapy in Wilson disease patients with neurologic symptoms at baseline. ALXN1840 also demonstrated similar or better outcomes compared to SoC across a range of psychiatric and hepatic measures during the 48-week study. In the subset of patients with neurologic symptoms at baseline from the 2:1 randomized Phase 3 FoCus clinical trial (NCT03403205; n=207), ALXN1840 demonstrated improved outcomes compared to SoC across multiple clinical measures:

●	Neurologic improvement on the rater-blinded, physician-assessed Unified Wilson Disease Rating Scale (UWDRS) Part III was significant and continued over time with ALXN1840 (p=0.006) but not with SoC (p=0.435);

●	Global clinical improvement as assessed by the Clinical Global Impressions – Improvement (CGI-I) scale at Week 48 was significantly greater with ALXN1840 than with SoC (p<0.001);

●	A greater proportion of patients treated with ALXN1840 achieved improvement on the rater-blinded UWDRS Part III at Week 48 compared with SoC, with consistent results observed across multiple improvement thresholds; and

●	ALXN1840 also produced similar or greater improvement than SoC at Week 48 across psychiatric and hepatic measures.

Across Phase 2 and Phase 3 studies, ALXN1840 has demonstrated a well-characterized and favorable safety profile in 266 patients, with a median treatment duration of 2.58 years and maximum exposure of more than 8 years. Drug-related serious adverse events (SAEs) occurred in 4.9% of patients, including neurologic SAEs in less than 1% and no treatment-related deaths.

On June 30, 2026, the FDA granted Rare Pediatric Disease (RPD) designation to ALXN1840. The FDA grants RPD designation to therapies intended to treat serious or life-threatening diseases that primarily affect children from birth to 18 years of age. The designation provides us with the potential at the time of NDA approval to receive a pediatric Priority Review Voucher (PRV), which can be used to obtain priority review of a subsequent marketing application or sold or transferred to another sponsor. Priority review can reduce the FDA’s target review time by several months.

We announced on July 22, 2026, that we have initiated a rolling submission of our NDA for ALXN1840, and we anticipate completing the submission within the next few months. There can be no assurance that, following completion of the rolling submission, the FDA will accept the NDA for filing or that the NDA will ultimately be approved.

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

We are also exploring opportunities to expand our radiopharmaceutical pipeline primarily through internal development efforts. In October 2024, we announced the filing of a provisional patent application for new radiopharmaceutical compounds and a family of linkers used to connect radioisotopes with targeting agents, including our uPAR-targeting antibody MNPR-101. In March 2025, we filed a corresponding international patent application claiming priority to the October 2024 provisional filing (International Patent Application No. PCT/US2025/021595).

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and EMA and launched multiple drugs in the U.S. and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles are key factors in successful drug development, and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop, and commercialize innovative treatments for patients with unmet medical needs. Key elements of our strategy to achieve this goal are to:

●	Assemble a regulatory package for ALXN1840 to complete the NDA submission. We are assembling a regulatory package to support an NDA approval for ALXN1840 in Wilson disease patients.

●	Advance the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising preclinical data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, and human clinical data from our MNPR-101-Zr Phase 1 clinical trial validating the tumor-targeting ability of MNPR-101, we have dedicated resources and funds toward the development of our radiopharmaceutical programs. We have two open and active human clinical trials for our MNPR-101 radiopharmaceutical program: a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers; and a Phase 1a therapeutic clinical trial of MNPR-101-Lu in patients with advanced cancers. In addition, we are continuing our preclinical development of MNPR-101-Ac, using the alpha-emitter actinium-225 conjugated to MNPR-101.

●	Expand our drug development pipeline through internal efforts, in-licensing and acquisition of product candidates. We plan to continue the expansion of our drug development pipeline through internal research and development, as well as by potentially acquiring or in-licensing additional product candidates, particularly those that leverage existing scientific and clinical data to help reduce the risks of the next steps in clinical development. The focus on this front will include identifying both novel and established targets and candidates that complement our radiopharmaceutical and rare disease programs.

●	Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions, as well as in developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp. (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics; Horizon was subsequently acquired by Amgen), and Wilson Therapeutics (acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca). In October 2024, we in-licensed ALXN1840 from Alexion, AstraZeneca Rare Disease, and are pursuing regulatory approval and if successful, commercialization of this late-stage drug candidate for Wilson disease.

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

Recently Issued and Adopted Accounting Pronouncements

Three accounting pronouncements, detailed in Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, are under consideration for adoption as of June 30, 2026.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the six months ended June 30, 2026, we granted 2,000 options to purchase shares of our common stock to a consultant, 1,284 options to purchase shares of our common stock to non-employee directors, 48,728 options to purchase shares of our common stock to officers, and 13,300 options to purchase shares of our common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following table summarizes the results of our operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Unaudited)			(Unaudited)
(in thousands)	2026	2025	Variance	2026	2025	Variance
Research and development expenses	$4,767	$1,730	$3,037	$8,254	$3,373	$4,881
General and administrative expenses	1,878	1,504	374	3,616	3,083	533
Total operating expenses	6,645	3,234	3,410	11,870	6,456	5,414
Operating income (loss)	(6,645)	(3,234)	(3,410)	(11,870)	(6,456)	(5,414)
Other income (loss)	32	—	32	32	—	32
Interest income (loss)	1,299	781	518	2,631	1,378	1,254
Net income (loss)	$(5,313)	$(2,454)	$(2,860)	$(9,206)	$(5,078)	$(4,128)

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended June 30, 2026, were $4,766,832 compared to $1,730,000 for the three months ended June 30, 2025. This represents an increase of $3,036,831 primarily attributed to (1) a $2,026,851 increase in R&D contractor and consulting expenses, (2) a $721,228 increase in R&D personnel expenses including stock-based compensation and (3) a net increase of $288,752 in other R&D expenses.

R&D expenses for the six months ended June 30, 2026, were $8,254,079 compared to $3,373,375 for the six months ended June 30, 2025. This represents an increase of $4,880,704 primarily attributed to (1) a $2,852,822 increase in R&D contractor and consulting expenses, (2) a $1,520,821 increase in R&D personnel expenses including stock-based compensation, (3) a $489,537 increase in manufacturing activities related to ALXN1840 and (4) a net increase of $17,524 in other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended June 30, 2026, were $1,877,831, compared to $1,504,295 for the three months ended June 30, 2025. This represents an increase of $373,536 primarily attributed to (1) a $234,113 increase in G&A personnel expenses including stock-based compensation, (2) a $198,988 increase in G&A contractor and consulting expenses, and (3) a net decrease of $59,565 in other G&A expenses

G&A expenses for the six months ended June 30, 2026, were $3,615,837, compared to $3,082,737 for the six months ended June 30, 2025. This represents an increase of $533,100 primarily attributed to (1) a $368,712 increase in G&A personnel expenses including stock-based compensation, (2) a $286,301 increase in G&A contractor and consulting expenses, and (3) a net decrease of $121,913 in other G&A expenses.

Other Income (loss)

Other income for the three and six months ended June 30, 2026, was $32,158; there was no other income for the three months ended June 30, 2025. The increase is primarily attributable to an adjustment to a vendor invoice recognized during the current period.

Interest Income (loss)

Interest income for the three months ended June 30, 2026, was $1,299,205 compared to $780,769 for the three months ended June 30, 2025. The increase is attributed to interest earned on U.S. Treasury securities and commercial paper and to higher bank balances in 2026 due to the net proceeds of approximately $91.9 million from the September 2025 capital raise.

Interest income for the six months ended June 30, 2026, was $2,631,408 compared to $1,377,614 for the six months ended June 30, 2025. The increase is attributed to interest earned on U.S. Treasury securities and commercial paper and to higher bank balances in 2026 due to the net proceeds of approximately $91.9 million from the September 2025 capital raise.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations, resulting in an accumulated deficit of approximately $98.7 million as of June 30, 2026. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and General and Administrative (“G&A”) expenses will increase to enable the execution of our strategic plan, including our ALXN1840 pre-commercial activities and, if approved, commercialization activities. We anticipate that the available funds as of July 31, 2026, will fund our planned operations at least through December 31, 2027. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts, U.S. Treasury securities and commercial paper.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	(Unaudited)
(in thousands)	2026	2025	Variance
Net cash provided by (used in) operating activities	$(6,721)	$(6,741)	$19
Net cash provided by (used in) investing activities	(1,468)	861	(2,330)
Net cash provided by (used in) financing activities	(848)	(433)	(415)
Effect of exchange rates	(39)	(3)	(36)
Net increase (decrease) in cash and cash equivalents	$(9,076)	$(6,314)	$(2,761)

During the six months ended June 30, 2026 and 2025, we had a net cash outflow of $9,075,786 and a net cash outflow of $6,314,353, respectively. The net change in cash and cash equivalents as of the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily consisted of (1) an increase in cash outflow used in investing activities of $2,329,546, which is primarily due to increased investment activity following the $91.9 million in net proceeds from the September 2025 capital raise and (2) an increase in net cash used in financing activities of $415,065 primarily due to higher net share settlement taxes on vested RSUs, reflecting both a higher number of awards vesting and an increase in our stock price compared to the corresponding vesting dates in 2025.

Cash Flow Provided by (Used in) Operating Activities

The decrease of $19,344 in cash flow used in operating activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to the absence of a $3.0 million in-process research and development payment related to ALXN1840 that was made in 2025, largely offset by a higher net loss in the current period.

Cash Flow Provided by (Used in) Investing Activities

The increase of $2,329,546 in cash flow used in investing activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily a result of an increase in net investment in U.S. Treasury securities and commercial paper maturing and/or invested in during the periods reported.

Cash Flow Provided by (Used in) Financing Activities

The increase of $415,065 in cash flow used in financing activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily a result of higher net share settlement taxes on vested RSUs, reflecting both a higher number of awards vesting and an increase in our stock price in 2026.

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

We anticipate that the funds available as of July 31, 2026, will fund our obligations at least through December 31, 2027. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

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

Additionally, we are obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, we are obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of June 30, 2026, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third-party single digit millions in cash milestone payment upon regulatory approval in Europe and a single digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and we may terminate the agreement for convenience upon 90 days’ prior written notice to Alexion.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of July 31, 2026, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

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

Office Lease

We entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, we entered into an additional 36-month lease at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on March 22, 2026, we entered into a one-year lease commencing January 16, 2026, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $875 per month. On June 11, 2026, we entered into an additional 36-month lease for Suite 100 at 1000 Skokie Blvd in the Village of Wilmette, Illinois, with the 36-month term to commence upon the Landlord’s delivery of the space after substantially completing the agreed-upon improvements.

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

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive income (loss) and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Part I Item 1A of our Annual Report on Form 10-K, as amended, filed with the SEC on March 27, 2026.

Item 5. Other Information

On  June 25, 2026, Quan Vu, our Chief Financial Officer, adopted a trading arrangement (the “Vu 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Vu Rule 10b5-1 Trading Plan provides for the sale of up to 615 shares of Common Stock. The Vu Rule 10b5-1 Trading Plan will terminate on  May 31, 2027, unless terminated earlier pursuant to the terms of the Vu Rule 10b5-1 Trading Plan.

On  June 25, 2026, Chandler Robinson, our Chief Executive Officer, adopted a trading arrangement (the “Robinson 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Robinson Rule 10b5-1 Trading Plan provides for the sale of up to 47,309 shares of Common Stock. The Robinson Rule 10b5-1 Trading Plan will terminate on  May 31, 2027, unless terminated earlier pursuant to the terms of the Robinson Rule 10b5-1 Trading Plan.

On  May 28, 2026, Christopher Starr, our Executive Chairman of the Board of Directors, adopted a trading arrangement (the “Starr 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Starr Rule 10b5-1 Trading Plan provides for the sale of up to 16,800 shares of Common Stock. The Starr Rule 10b5-1 Trading Plan will terminate on  February 20, 2027, unless terminated earlier pursuant to the terms of the Starr Rule 10b5-1 Trading Plan.

On  May 27, 2026, Kim Tsuchimoto, a member of the Board of Directors, adopted a trading arrangement (the “Tsuchimoto 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Tsuchimoto Rule 10b5-1 Trading Plan provides for the sale of up to 16,360 shares of Common Stock. The Tsuchimoto Rule 10b5-1 Trading Plan will terminate on  July 31, 2027, unless terminated earlier pursuant to the terms of the Tsuchimoto Rule 10b5-1 Trading Plan.

On  May 27, 2026, Patrice Rioux, our Chief Medical Director, adopted a trading arrangement (the “Rioux 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Rioux Rule 10b5-1 Trading Plan provides for the sale of up to 1,380 shares of Common Stock. The Rioux Rule 10b5-1 Trading Plan will terminate on  December 14, 2026, unless terminated earlier pursuant to the terms of the Rioux Rule 10b5-1 Trading Plan.

On  May 26, 2026, Raymond Anderson, a member of the Board of Directors, adopted a trading arrangement (the “Anderson 10b5-1 Trading Plan”) for the sale of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Anderson Rule 10b5-1 Trading Plan provides for the sale of up to 9,425 shares of Common Stock. The Anderson Rule 10b5-1 Trading Plan will terminate on  May 31, 2027, unless terminated earlier pursuant to the terms of the Anderson Rule 10b5-1 Trading Plan.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit	Document	Incorporated by Reference From:
10.1	Form of Incentive Stock Option Agreement under Monopar Therapeutics Inc. 2026 Stock Incentive Plan	Filed herewith
10.2	Form of Non-qualified Stock Option Agreement under Monopar Therapeutics Inc. 2026 Stock Incentive Plan	Filed herewith
10.3	Form of Restricted Stock Unit Grant Notice under Monopar Therapeutics Inc. 2026 Stock Incentive Plan	Filed herewith
31.1	Certification of Chandler D. Robinson, Chief Executive Officer	Filed herewith
31.2	Certification of Quan Vu, Chief Financial Officer	Filed herewith
32.1	Certification of Chandler D. Robinson, Chief Executive Officer and Quan Vu, Chief Financial Officer	Filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONOPAR THERAPEUTICS INC.

Dated: August 12, 2026	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: August 12, 2026	By:	/s/ Quan Vu
	Name:	Quan Vu
	Title:	Chief Financial Officer (Principal Financial Officer)