Form 10-Q
period 2026-09-30
Monopar Therapeutics
filed 2026-11-12
CIK 1645469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding with respect to each of the classes of our common stock, as of October 31, 2026, is set forth below:

Class	Number of shares outstanding
Common Stock, par value $0.001 per share	6,776,773

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

●	known and unknown risks associated with developing copper-chelating therapies and radiopharmaceutical therapeutics and imaging agents;

●	the uncertainty of timeframes for our clinical trials and regulatory reviews for approval to market products;

●	uncertainties related to the regulatory processes related to ALXN1840 and the outcome(s) thereof;

●	potential delays and/or additional significant expenses related to developing and completing the rolling submission of the New Drug Application (“NDA”) for ALXN1840;

●	the uncertain impacts of U.S. government shutdowns and potential future shutdowns on the timing of regulatory processes, including with respect to the rolling submission and review of the NDA for ALXN1840;

●	our ability to address the fulfillment and logistical challenges posed by the potential time-limited shelf-life of our current radiopharmaceutical programs or future drug candidates;

●	our ability to obtain an adequate supply at reasonable costs of radioisotopes that we are currently using or that we may incorporate in the future into our drug candidates;

●	market uptake and competitiveness in terms of pricing, efficacy and safety of any products for which we receive marketing approval, and our ability to competitively market and position any such products as compared to larger pharmaceutical companies;

●	the difficulties of commercialization, marketing, product manufacturing and overall strategy as we build out our commercial organization;

●	uncertainties of intellectual property position and strategy, including new discoveries and patent filings;

●	our ability to attract and retain experienced and qualified key personnel and/or to find and utilize external sources with experience, expertise and scientific, medical and commercialization knowledge to complete product development and commercialization of new products;

●	the risks inherent in our estimates regarding the level of needed expenses, capital requirements and the availability of required additional financing at acceptable terms or at all;

●	U.S. political leadership developments may affect the economy, and future laws, tariffs, regulations and/or executive orders may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals, with such governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products;

●	governmental legislation, executive orders and/or tariffs affecting other industries may indirectly increase our costs of obtaining goods and services and our cost of capital;

●	the uncertain impacts that any COVID-19 resurgence or another pandemic may have on our ability to advance our clinical programs, commercialize them, and raise additional financing;

●	the cumulative impacts of domestic and global inflation, volatility in financial markets and the potential for an economic recession, resulting in higher costs for obtaining goods and services and/or making financing more difficult to obtain on acceptable terms or at all;

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

Although we believe that the risk assessments identified in such forward-looking statements are appropriate, we cannot give assurance that such risks or other risks will not materialize. Cautionary statements are disclosed in this Quarterly Report on Form 10-Q, including without limitation statements in the section entitled “Summary Risk Factors,” addressing forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements. We undertake no obligation to update any statements made in this Quarterly Report on Form 10-Q or elsewhere, including without limitation any forward-looking statements, except as required by law.

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

●	Our business depends on our ability to raise sufficient funds to support continued clinical, regulatory, pre-commercial and commercial development of our programs and to make contractual future milestone payments as they come due, as well as our ability to raise additional funds to support any existing or future product candidate programs through completion of clinical trials, approval processes and, if applicable, commercialization.

●	Although a completed pivotal Phase 3 trial with ALXN1840 met its primary endpoint as described in this report, Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, terminated the ALXN1840 program in Wilson disease based on a review of results from the Phase 2 mechanistic trials and discussions with the regulatory authorities. In the near term, we are focused on assembling a regulatory package and completing the rolling submission of the NDA for ALXN1840, all with uncertain outcomes.

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

●	If we or our licensees, development collaborators, or suppliers are unable to manufacture our products in sufficient quantities and/or at defined quality specifications, or are unable to obtain regulatory approvals for the manufacturing facility, we may be unable to develop our products or meet demand for them, and we may lose time to market and associated potential revenues.

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

●	Unstable market and economic conditions, such as volatility in the financial markets due to concerns about tariffs, bank stability and economic challenges due to inflation, may limit our ability to raise funds, potentially causing us to delay, restructure or cease our operations.

●	U.S. political leadership developments may affect the economy, and future laws, tariffs, regulations and/or executive orders may, in turn, lead to increased or decreased governmental control of healthcare and pharmaceuticals, with such governmental regulations impacting cost requirements and structures for importing ingredients or products or selling therapeutic or imaging products.

●	Governmental legislation, executive orders and/or tariffs affecting other industries may indirectly increase our costs of obtaining goods and services and our cost of capital.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Monopar Therapeutics Inc.

Condensed Consolidated

Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025*

Assets

Current assets:
Cash and cash equivalents	$52,634,362	$61,833,552
Investments	76,813,334	78,565,491
Other current assets	434,872	63,745
Total current assets	129,882,568	140,462,788

Operating lease right-of-use asset	366,718	254,921
Total assets	$130,249,286	$140,717,709

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$2,982,048	$2,735,236
Total current liabilities	2,982,048	2,735,236

Non-current operating lease liability	199,806	154,920
Total liabilities	3,181,854	2,890,156

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value of $0.001 per share, 40,000,000 shares authorized, 6,762,620 and 6,692,140 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	6,762	6,692
Additional paid-in capital	231,877,792	227,199,002
Accumulated other comprehensive income (loss)	95,233	131,389
Retained earnings (accumulated deficit)	(104,912,355)	(89,509,530)
Total stockholders’ equity	127,067,432	137,827,553
Total liabilities and stockholders’ equity	$130,249,286	$140,717,709

* Derived from the Company’s audited consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$4,436,543	$2,589,749	$12,690,621	$5,963,124
General and administrative	3,031,302	1,503,326	6,647,140	4,586,063
Total operating expenses	7,467,845	4,093,074	19,337,761	10,549,187
Income (loss) from operations	(7,467,845)	(4,093,074)	(19,337,761)	(10,549,187)
Other income (loss)	—	—	32,158	—
Interest income (loss)	1,271,370	655,473	3,902,778	2,033,087
Net income (loss)	(6,196,475)	(3,437,601)	(15,402,825)	(8,516,099)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net	(575)	(116)	(249)	(3,963)
Unrealized gain (loss) on investments, net	4,491	(65,763)	(35,907)	(20,331)
Comprehensive income (loss)	$(6,192,559)	$(3,503,480)	$(15,438,981)	$(8,540,393)
Net income (loss) per share:
Basic and diluted	$(0.72)	$(0.48)	$(1.80)	$(1.21)
Weighted average shares outstanding:
Basic and diluted	8,561,371	7,123,849	8,546,516	7,036,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2026

(Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at January 1, 2026	6,692,140	$6,692	$227,199,002	$131,389	$(89,509,530)	$137,827,553
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	6,922	7	(200,210)	—	—	(200,203)
Stock-based compensation	—	—	1,692,980	—	—	1,692,980
Net income (loss)	—	—	—	—	(3,893,050)	(3,893,050)
Other comprehensive income (loss)	—	—	—	(32,868)	—	(32,868)
Balance at March 31, 2026	6,699,062	6,699	228,691,772	98,521	(93,402,580)	135,394,412
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	12,802	13	(654,977)	—	—	(654,964)
Issuance of common stock upon exercise of stock options	308	0	7,575	—	—	7,575
Stock-based compensation	—	—	1,428,451	—	—	1,428,451
Net income (loss)	—	—	—	—	(5,313,300)	(5,313,300)
Other comprehensive income (loss)	—	—	—	(7,205)	—	(7,205)
Balance at June 30, 2026	6,712,172	6,712	229,472,821	91,317	(98,715,880)	130,854,970
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,511	8	(522,962)	—	—	(522,954)
Issuance of common stock upon exercise of stock options	41,937	42	884,283	—	—	884,325
Stock-based compensation	—	—	2,043,650	—	—	2,043,650
Net income (loss)	—	—	—	—	(6,196,475)	(6,196,475)
Other comprehensive income (loss)	—	—	—	3,916	—	3,916
Balance at September 30, 2026	6,762,620	$6,762	$231,877,792	$95,233	$(104,912,355)	$127,067,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025

(Unaudited)

				Accumulated	Retained
			Additional	Other	Earnings	Total
	Common Stock		Paid-in	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity

Balance at January 1, 2025	6,102,560	$6,103	$130,787,312	$35,992	$(75,792,636)	$55,036,771
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,487	8	(131,137)	—	—	(131,129)
Issuance of common stock upon exercise of stock options	4,167	4	15,443	—	—	15,447
Stock-based compensation	—	—	1,355,017	—	—	1,355,017
Net income (loss)	—	—	—	—	(2,624,972)	(2,624,972)
Other comprehensive income (loss)	—	—	—	(57,776)	—	(57,776)
Balance at March 31, 2025	6,115,214	6,115	132,026,635	(21,784)	(78,417,608)	53,593,358
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	11,672	12	(321,567)	—	—	(321,555)
Issuance of common stock upon exercise of stock options	571	1	4,710	—	—	4,711
Stock-based compensation	—	—	1,279,546	—	—	1,279,546
Net income (loss)	—	—	—	—	(2,453,526)	(2,453,526)
Other comprehensive income (loss)	—	—	—	99,361	—	99,361
Balance at June 30, 2025	6,127,457	6,127	132,989,324	77,577	(80,871,134)	52,201,894
Issuance of common stock and pre-funded warrants upon public offering, net of offering costs and accrued financing fees of $7,857,468	1,034,433	1,034	127,140,495	—	—	127,141,529
Repurchase of common stock	(550,229)	(550)	(34,999,407)	—	—	(34,999,957)
Issuance of common stock to employees pursuant to vested restricted stock units, net of taxes	8,765	9	(381,571)	—	—	(381,562)
Stock-based compensation	—	—	1,099,210	—	—	1,099,210
Issuance of common stock upon exercise of stock options	42,504	43	170	—	—	213
Net income (loss)	—	—	—	—	(3,437,601)	(3,437,601)
Other comprehensive income (loss)	—	—	—	(65,879)	—	(65,879)
Balance at September 30, 2025	6,662,930	$6,663	$225,848,221	$11,698	$(84,308,735)	$141,557,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

Monopar Therapeutics Inc.

Condensed Consolidated

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income (loss)	$(15,402,825)	$(8,516,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,165,081	3,733,773
Net amortization of investment discounts and premiums	(2,242,202)	(337,953)
Changes in operating assets and liabilities, net
Other current assets	(371,126)	(356,046)
In-process research and development accrued expenses	—	(3,000,000)
Accounts payable, accrued expenses and other current liabilities	(44,934)	(665,080)
Operating lease right-of-use assets and liabilities, net	(25)	(4,430)
Net cash provided by (used in) operating activities	(12,896,031)	(9,145,835)
Cash flows from investing activities:
Purchase of short-term investments	(124,769,640)	(8,864,561)
Maturities of short-term investments	128,764,000	7,600,000
Net cash provided by (used in) investing activities	3,994,360	(1,264,561)
Cash flows from financing activities:
Taxes paid related to net share settlement of vested restricted stock units	(1,153,260)	(519,631)
Cash proceeds from the issuance of stock upon exercise of stock options	891,900	20,371
Net proceeds from issuance of common stock and pre-funded warrants upon public offering, net of offering costs	—	127,772,915
Repurchase of common stock	—	(34,999,957)
Net cash provided by (used in) financing activities	(261,360)	92,273,698
Effect of exchange rate and valuation changes on cash equivalents	(36,159)	(2,229)
Net increase (decrease) in cash and cash equivalents	(9,199,190)	81,861,071
Cash and cash equivalents at beginning of period	61,833,552	45,816,289
Cash and cash equivalents at end of period	$52,634,362	$127,677,360

Supplemental disclosure of non-cash activities:
Lease liability arising out of obtaining right-of-use asset	$191,844	$127,342
Accrued taxes related to net share settlement of vested restricted stock units	$522,954	$381,562
Accrued financing fees	$—	$631,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Liquidity

The Company has incurred an accumulated deficit of approximately $104.9 million as of September 30, 2026, and since inception has not generated any revenue. To date, the Company has primarily funded its operations with net proceeds from the Company’s initial and subsequent public offerings of its common stock on Nasdaq, sales of its common stock in the public market through at-the-market sales agreements, private placements of convertible preferred stock and of common stock, private placements of pre-funded warrants, and cash provided in an asset purchase transaction. Management estimates that currently available cash will provide sufficient funds to enable the Company to meet its obligations at least through March 31, 2028. The Company’s ability to fund its future operations, including the development of ALXN1840 and the continued clinical development of its radiopharmaceutical programs, is dependent upon the Company’s ability to execute its business strategy, to obtain additional funding and/or to execute collaborative research agreements. There can be no certainty that future financing or collaborative research agreements will occur in the amounts required or at a time needed to maintain operations, if at all.

Going Concern Assessment

The Company applies Accounting Standards Codification (“ASC”) 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their financial statements. ASC 205-40 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements (or within one year after the date on which the financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern.” In October 2026, the Company analyzed its cash requirements through March 31, 2028, and has determined that, based upon the Company’s current available cash and cash equivalents and investments, the Company has no substantial doubt about its ability to continue as a going concern.

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

September 30, 2026

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

The accompanying interim unaudited condensed consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2026, and the Company’s condensed consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, and the Company’s condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025.

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

Functional Currency

The Company’s functional currency is the U.S. Dollar. The Company’s Australian subsidiary and French subsidiary use the Australian Dollar and European Euro, respectively, as their functional currency. At each quarter-end, each foreign subsidiary’s balance sheets are translated into U.S. Dollars based upon the quarter-end exchange rate, while its statements of operations and comprehensive income (loss) and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

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

Reclassifications

Certain prior period amounts in the condensed consolidated statements of cash flows have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss), total assets, total liabilities, stockholders’ equity, or net increase (decrease) in cash and cash equivalents.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents as of September 30, 2026, and December 31, 2025, consisted of money market accounts, U.S. Treasury securities, and commercial paper.

Investments

The Company considers all of its investments in debt securities (U.S. government or agencies thereof, and commercial paper) to be either available-for-sale or held-to-maturity securities. Available-for-sale investments are recorded at fair value, with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. Held-to-maturity investments are securities that management has the intent and ability to hold to maturity and are reported at amortized cost. Realized gains and losses from the sale of investments, if any, are recorded net in the condensed consolidated statements of operations and comprehensive income (loss). The investments selected by the Company have a low level of inherent credit risk given they are issued by the U.S. government or consist of high-quality commercial paper. Changes in their value are primarily attributable to changes in interest rates and market liquidity, as well as, in the case of discounted short-term instruments, the amortization of any purchase discount over the remaining term to maturity. Investments as of  September 30, 2026, consisted of U.S. Treasury securities and commercial paper with maturities of over three months to one year and were recorded as held-to-maturity investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents and investments. The Company maintains cash and cash equivalents at three reputable financial institutions. As of September 30, 2026, the balances at two financial institutions were in excess of the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurable limit. The Company’s cash equivalents and investments consist of U.S. Treasury securities, high-quality commercial paper and money market accounts held with reputable financial institutions, all of which carry a low level of inherent credit risk. The Company has not experienced any losses on its deposits since inception, and management believes the Company is not exposed to significant risks with respect to these financial institutions.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Determining which category an asset or a liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures for each reporting period. There were no transfers between Level 1, 2 or 3 of the fair value hierarchy during the three and nine months ended September 30, 2026 and 2025. The following table presents the assets and liabilities recorded that are reported at fair value on the Company’s condensed consolidated balance sheets on a recurring basis. No values were recorded in Level 3 as of September 30, 2026, and December 31, 2025. The Company has no liabilities reported at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

September 30, 2026	Level 1	Total
Assets:
Cash equivalents(1)	$52,486,931	$52,486,931
Total	$52,486,931	$52,486,931

December 31, 2025	Level 1	Total
Assets:
Cash equivalents(1)	$60,875,969	$60,875,969
Total	$60,875,969	$60,875,969

(1)

Cash equivalents as of September 30, 2026, and December 31, 2025, represent the fair value of the Company’s investments in money market accounts, U.S. Treasury securities and commercial paper. All cash equivalents have maturities at the date of purchase of three months or less. These securities are classified as Level 1 within the fair value hierarchy as fair value is determined based on unadjusted quoted prices in active markets due to the short-term nature of these instruments.

As of  September 30, 2026, and December 31, 2025, the Company’s investments consist of held-to-maturity U.S. Treasury securities and commercial paper, with maturities ranging from over three months to one year. These investments are classified as Level 2 and are valued utilizing observable inputs, aside from the quoted market prices. See Note 3 for additional information on cash equivalents and investments.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Net Income (Loss) per Share

Net income (loss) per share for the three and nine months ended September 30, 2026 and 2025, is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the periods. Diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025, is calculated by dividing net income (loss) by the sum of (a) the weighted-average number of shares of common stock outstanding (8,561,371 and 7,123,849 shares for the three months ended September 30, 2026 and 2025, respectively; 8,546,516 and 7,036,937 shares for the nine months ended September 30, 2026 and 2025, respectively) and (b) potentially dilutive shares of common stock (such as stock options and warrants) outstanding during the period. As of September 30, 2026 and 2025, potentially dilutive securities included stock-based awards to purchase up to 849,606 and 715,315 shares of the Company’s common stock, respectively. For the three and nine months ended September 30, 2026 and 2025, potentially dilutive securities are excluded from the computation of fully diluted net income (loss) per share as their effect is anti-dilutive. Pre-funded warrants outstanding during the three and nine months ended September 30, 2026 and 2025, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net income (loss) per share.

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

Clinical Trials Accruals

The Company accrues and expenses the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of each individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. The Company estimates the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to the progress or stage of completion of the trials or services and the agreed-upon fees to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

During the three and nine months ended September 30, 2026 and 2025, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments.

Licensing Agreements

The Company has various agreements licensing technology utilized in the development of its product and technology programs. The licenses contain success milestone obligations and royalties on future sales. During the three and nine months ended September 30, 2026 and 2025, no milestones were met, and no royalties were earned; therefore, the Company did not pay or accrue/expense any license or royalty payments under any of its license agreements other than the upfront fees recorded as IPR&D expense during the year ended December 31, 2024, as discussed above.

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

September 30, 2026

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

ASC 740, Income Taxes, requires that the tax benefit of NOLs, temporary differences, and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. The Company has reviewed the positive and negative evidence related to the realizability of the deferred tax assets and has concluded that the deferred tax assets are not “more likely than not” to be realized. As a result, the Company recorded a full valuation allowance as of September 30, 2026, and December 31, 2025. The Company intends to maintain the valuation allowance until sufficient evidence exists to support its reversal. The Company regularly reviews its tax positions. For a tax benefit to be recognized, the related tax position must be “more likely than not” to be sustained upon examination. Any amount recognized is generally the largest benefit that is “more likely than not” to be realized upon settlement. The Company’s policy is to recognize interest and penalties related to income tax matters as an income tax expense. For the three and nine months ended September 30, 2026 and 2025, the Company did not have any interest or penalties associated with unrecognized tax benefits.

On July 4, 2025, new U.S. tax legislation was signed into law formally known as “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14,” and commonly referred to as the “One Big Beautiful Bill Act” or “OBBBA,” which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, with certain provisions effective in 2025 and others to be implemented in 2026 and subsequent years. The Company determined that such changes did not have a significant impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2026. The Company is currently assessing the potential implications of future provisions of the legislation on its operations and on the Company’s condensed consolidated financial statements and will continue to monitor future administrative guidance and regulations that clarify the legislative text of the OBBBA and the bill’s potential effect on the Company’s income taxes.

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

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Stock-based compensation costs for stock awards granted to the Company’s employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating the Company’s future stock price volatility and expected holding term. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company-specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur. The expected term for options granted to date is estimated using the simplified method. The Company has not paid dividends and does not anticipate paying a cash dividend in future vesting periods and, accordingly, uses an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. The Company will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive income (loss). In accordance with GAAP, and through the application of professional judgment, the Company concludes on the appropriate classification of warrants as either liability or equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional paid-in capital as permanent equity.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to enhance transparency into the nature and function of expenses, primarily through additional disclosures on certain costs and expenses. For the Company, this standard first applies to the 2027 annual financial statements and the 2028 interim financial statements. Early adoption is permitted. The standard may be applied prospectively to financial statements issued for periods after the effective date of this ASU or retrospectively. The Company is currently assessing the impact ASU 2024-03 will have on its condensed consolidated financial statements, including its footnote disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. For the Company, ASU 2025-11 applies to interim reporting periods beginning on or after January 1, 2028, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2025-11 on its condensed consolidated financial statements and related disclosures.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB ASC), the American Institute of Certified Public Accountants, and the SEC has not had and is not expected to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Note 3 – Cash Equivalents and Investments

As of September 30, 2026, the Company had money market accounts and available-for-sale investments with contractual maturities of three months or less categorized as cash equivalents as follows:

As of September 30, 2026	Cost Basis	Unrealized Gains	Unrealized Losses	Aggregate Fair Value

Commercial Paper	$48,890,235	$121,410	$—	$49,011,645
Money Market Accounts	3,475,286	—	—	3,475,286
Total	$52,365,521	$121,410	$—	$52,486,931

As of September 30, 2026, there were no available-for-sale securities in an unrealized-loss position.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

As of September 30, 2026, and December 31, 2025, the Company had held-to-maturity investments with contractual maturities of over three months to one year. These investments are reported as held-to-maturity because the Company has both the positive intent and ability to hold these investments to maturity; they are stated at amortized cost, adjusted for the amortization of any related premiums or the accretion of any related discounts into interest income.

The held-to-maturity investments are reported in the condensed consolidated balance sheet as of  September 30, 2026, and consist of the following:

As of September 30, 2026	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Market Value

U.S. Treasury Securities	$21,395,628	$29	$(27,088)	$21,368,569
Commercial Paper	55,417,706	—	(32,142)	55,385,564
Total	$76,813,334	$29	$(59,230)	$76,754,133

As of  September 30, 2026, gross unrealized gains and unrealized losses for held-to-maturity securities were $29 and $59,230, respectively. The Company has determined that these gross unrealized losses of $59,230 are primarily attributable to fluctuations in market interest rates rather than credit-related factors. The Company’s commercial paper and U.S. Treasury holdings consist of high-credit-quality issuers and government-backed securities, respectively. The Company evaluated its held-to-maturity securities for expected credit losses and determined that any such losses would be immaterial. This assessment is based on the high credit quality of the issuers, the short-term nature of the instruments, and the Company’s intent and ability to hold these investments until maturity. Accordingly, no allowance for credit losses was recorded as of September 30, 2026.

The held-to-maturity investments are reported in the condensed consolidated balance sheet as of December 31, 2025, and consist of the following:

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

September 30, 2026

Sales of Common Stock

The Company priced an underwritten public offering of common stock on September 23, 2025, as described below under “September 2025 Capital Raise” and “Share Repurchase.”

December 2024 Pre-funded Warrants

On December 23, 2024, the Company closed a Securities Purchase Agreement in which a purchaser in a private placement of pre-funded warrants to purchase 882,761 shares of Monopar’s common stock at a purchase price of $23.789 per pre-funded warrant, which represents the per share public offering price of the shares in the registered offering at $23.79 less the $0.001 per share exercise price for each pre-funded warrant. At the closing of the transaction, Monopar entered into a registration rights agreement with the purchaser, which stipulates that Monopar will register the resale of the shares of common stock issuable upon the exercise of the 882,761 pre-funded warrants. On January 15, 2025, Monopar filed a registration statement, which was declared effective by the SEC on January 27, 2025, to register the 882,761 shares.

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

Share and Pre-funded Warrant Totals as of  September 30, 2026

As of September 30, 2026, the Company had 6,762,620 shares of common stock issued and outstanding and 1,843,303 pre-funded warrants outstanding (including 882,761 issued in December 2024 and 960,542 issued in September 2025).

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

During the nine months ended September 30, 2026, the Company’s Plan Administrator Committee (with regard to non-officer employees and consultants) and the Company’s Compensation Committee, as ratified by the Board of Directors (in the case of executive officers and non-employee directors), granted to executive officers, non-employee directors, non-officer employees, and consultants options to purchase an aggregate of 156,812 shares of the Company’s common stock, with exercise prices ranging from $53.29 to $119.21 per share and with a range of vesting schedules. All stock option grants have a 10-year term.

Under the Plan, the per share exercise price for the shares to be issued upon exercise of an option shall be determined by the Plan Administrator, except that the per share exercise price shall be no less than 100% of the fair market value per share on the grant date. Fair market value is the Company’s closing price on Nasdaq. Stock options generally expire after 10 years.

Stock option activity under the Plan and the 2026 Plan was as follows:

	Options Outstanding
	Number of Shares Subject to Options	Weighted-Average Exercise Price
Balances at December 31, 2025	616,555	$30.77
Granted(1)	156,812	90.20
Forfeited(2)(3)	(10,168)	53.81
Exercised	(42,245)	21.11
Balances at September 30, 2026	720,954	43.94
Unvested options outstanding expected to vest(3)	279,659	68.22

(1)

156,812 options vest as follows: options to purchase 2,000 shares of the Company’s common stock vest monthly over one year; options to purchase 1,284 shares of the Company’s common stock vest 50% on September 30, 2026, and 50% on December 31, 2026; options to purchase 153,528 shares of the Company’s common stock vest 6/48ths on the six-month anniversary of the vesting commencement date and 1/48th per month thereafter.

(2)	Forfeited options represent unvested shares and vested, unexercised and expired shares related to employee terminations.

(3)	Forfeitures only include known forfeitures to date as the Company accounts for forfeitures as they occur.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

A summary of options outstanding as of September 30, 2026, is shown below:

Exercise Prices	Number of Shares Subject to Options Outstanding	Weighted-Average Remaining Contractual Term in Years	Number of Shares Subject to Options Fully Vested and Exercisable	Weighted-Average Remaining Contractual Term in Years
$0.00 - $25.00	183,878	4.91	174,916	4.80
$25.01 - $50.00	310,213	6.48	217,724	5.64
$50.01 - $75.00	82,870	7.78	29,894	4.85
$75.01 - $100.00	57,293	9.07	17,844	8.45
$100.01 - $125.00	86,700	9.84	917	9.04
	720,954		441,295

Restricted stock unit activity under the Plan and the 2026 Plan was as follows:

		Weighted- Average
		Grant Date
	Restricted	Fair Value
	Stock Units	per Unit
Unvested balance at December 31, 2025	175,634	$48.88
Granted(1)	—	—
Vested	(45,527)	41.50
Forfeited	(1,455)	21.11
Unvested Balance at September 30, 2026	128,652	$51.81

(1) There were no restricted stock units granted during the three and nine months ended September 30, 2026.

Stock option grants and fair values under the Plan and the 2026 Plan were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Stock options granted	91,500	22,500	156,812	248,381
Weighted-average grant date fair value per share	$105.25	$37.52	$82.45	$29.98
Fair value of shares vested	$1,165,623	$810,749	$2,778,877	$2,513,309

As of  September 30, 2026, the aggregate intrinsic value of outstanding vested and unvested stock options was approximately $22.6 million and $6.5 million, respectively. The weighted-average exercise price in aggregate was $43.94, which includes $28.55 for fully vested stock options and $68.22 for stock options expected to vest. As of  September 30, 2026, the unamortized balance of stock-based compensation was $23.6 million, to be amortized over a weighted-average 3.3 years.

During the three months ended  September 30, 2026 and 2025, the Company recognized $1,112,284 and $617,413 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $931,366 and $481,797 as R&D expenses, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized $2,454,644 and $2,043,890 of employee, non-employee director and consultant stock-based compensation expense as G&A expenses, respectively, and $2,710,437 and $1,689,883 as R&D expenses, respectively. The stock-based compensation expense is allocated on a departmental basis, based on the classification of the stock-based award holder. No income tax benefits have been recognized in the condensed consolidated statements of operations and comprehensive income (loss) for stock-based compensation arrangements.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Note 6 – Related Party Transactions

There were no related party transactions outside of the ordinary course of business for the three and nine months ended September 30, 2026. As of September 30, 2026 and 2025, Tactic Pharma, the Company’s initial investor, beneficially owned 0% and 4.1% of Monopar’s common stock, respectively, and during the three and nine months ended September 30, 2025, there was one transaction between Tactic Pharma and Monopar, related to the Share Purchase Agreement on September 24, 2025 (See Note 4). On January 28, 2026, Tactic Pharma conducted a liquidating, pro rata distribution of the Company’s common stock to its members. The Company considers the following individual as a related party: Chandler D. Robinson is a Company Co-Founder, Chief Executive Officer, common stockholder, non-controlling Managing Member of Tactic Pharma, former Manager of the predecessor LLC, Manager of CDR Pharma, LLC and Board member of Monopar as a C Corporation as of September 30, 2025.

Note 7 –  Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for net income (loss) per share)	2026	2025	2026	2025
Numerator:
Net income (loss)	$(6,196)	$(3,438)	$(15,403)	$(8,516)

Denominator:
Weighted-average common shares outstanding, basic and diluted(1)	8,561	7,124	8,547	7,037

Net income (loss) per common share, basic and diluted	$(0.72)	$(0.48)	$(1.80)	$(1.21)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	721	601	721	601
Unvested restricted stock units	129	115	129	115

(1)	Pre-funded warrants outstanding during the three and nine months ended September 30, 2026 and 2025, are exercisable at a nominal price and are considered, in substance, equivalent to outstanding common stock. Accordingly, such pre-funded warrants have been included in the calculation of weighted-average shares of common stock outstanding for purposes of basic and diluted net income (loss) per share.

Note 8 – Commitments and Contingencies

License, Development and Collaboration Agreements

Alexion, AstraZeneca Rare Disease

On October 23, 2024, the Company executed a License Agreement with Alexion Pharmaceuticals, Inc. (“Alexion”), a subsidiary of AstraZeneca, pursuant to which Alexion granted Monopar an exclusive worldwide license for the development and commercialization of ALXN1840, a drug candidate for Wilson disease. As initial upfront consideration for the License Agreement, the Company issued Alexion 387,329 shares (representing 9.9% of Monopar’s outstanding shares at the time) of its common stock and agreed to make an upfront cash payment of $4.0 million. A cash payment of $1.0 million was paid at the time of signing and the remaining $3.0 million was paid in January 2025, pursuant to the terms of the agreement. As of  September 30, 2026, the Company has paid an aggregate of $4.0 million in cash under the License Agreement. The Company agreed to an anti-dilution provision that entitled Alexion to receive additional shares at no cost to maintain their 9.9% ownership until Monopar raised the next $25.0 million of common stock, subject to a maximum of 705,015 shares unless Monopar obtained stockholder approval. Pursuant to the anti-dilution right, the Company issued an additional 157,188 shares of its common stock to Alexion. No further obligations exist pursuant to the anti-dilution right.

Additionally, the Company is obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, the Company is obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of  September 30, 2026, no milestone or royalty payments have been made under the License Agreement. The Company has also given Alexion the right of first negotiation regarding any rights should Monopar intend to sublicense ALXN1840. Furthermore, the Company will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by Monopar. As part of this License Agreement, the Company has assumed an agreement from Alexion, under which the Company will also owe a third party a cash milestone payment in the single-digit millions upon regulatory approval in Europe and a single-digit percentage royalty on net sales in Europe.

Either party may terminate the agreement in the event of an uncured material breach of the agreement following written notice, and the Company may terminate the agreement for convenience upon 90 days’ prior written notice to Alexion.

NorthStar Medical Radioisotopes, LLC (“NorthStar”)

In June 2024, the Company entered into a long-term, non-exclusive master supply agreement with NorthStar under which NorthStar will provide Monopar with the therapeutic radioisotope actinium-225 (“Ac-225”). The original collaboration agreement was amended at that time to clarify certain economic terms and terms related to jointly developed intellectual property rights for the Company’s MNPR-101 for radiopharmaceutical use. The Company has acquired these rights from NorthStar, together with certain broad, jointly developed intellectual property pertaining to MNPR-101, giving the Company full ownership and title to its lead MNPR-101 radiopharmaceutical platform. The Company will jointly share ownership of the filed patent application on the use of PCTA as a linker with Ac-225, which has shown that MNPR-101 has superior binding and yield with Ac-225 over the current industry-leading linker, DOTA.

XOMA Ltd.

To humanize the Company’s MNPR-101 antibody, Monopar has taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., the Company is to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of  September 30, 2026, the Company had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. The Company is currently conducting a Phase 1 clinical trial and cannot reliably predict when it will be able to commence a Phase 2 clinical trial, if at all.

Leases

The Company entered into a 36-month lease that commenced on  April 1, 2025, for the Company’s executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, the Company entered into an additional 36-month lease for additional office space at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on March 22, 2026, the Company entered into a one-year lease commencing January 16, 2026, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $875 per month. On June 11, 2026, the Company entered into an additional lease for Suite 100 at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $5,592. The lease commenced on September 1, 2026, upon delivery of the space following substantial completion of the agreed-upon improvements, with 34 months remaining under the original 36-month lease.

As of September 30, 2026, in accordance with ASC 842, Leases, the four leases were recorded as an operating lease ROU asset and a lease liability included in accounts payable, accrued expenses and other current liabilities, and non-current operating lease liability on the Company’s condensed consolidated balance sheets. The initial ROU asset and associated liability are equal to the present value of the minimum lease payments. Since the rate implicit in the lease is rarely readily determinable, the Company applied an incremental borrowing rate taking into consideration its credit quality and borrowing rate for similar assets. The lease terms used to calculate the ROU asset and related lease liability do not include an option to extend but do include an option to terminate the lease. Lease costs for operating leases are recognized on a straight-line basis over the expected lease term and recorded as G&A expenses on the Company’s condensed consolidated statements of operations and comprehensive income (loss).

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total lease costs	$34,205	$21,461	$90,950	$54,913

Maturities of the lease liability are as follows:

Fiscal Year Ending December 31,	Operating Leases
2026	$45,870
2027	172,972
2028	130,748
2029	34,996
Total lease payments	$384,586
Less: imputed interest	(27,321)
Total lease liability as of September 30, 2026	$357,265

The following table presents the weighted average remaining lease term and the discount rate used in calculating the ROU asset and related lease liability for the periods presented:

	September 30,
	2026	2025
Lease term:
Operating leases (in years)	2.10	1.42

Discount rate:
Operating lease	6.50%	6.50%

Supplemental balance sheet information:

	As of September 30,
	2026	2025
ROU asset - non-current	$366,718	$106,666
Total ROU asset	$366,718	$106,666

Operating lease liability - current	$157,459	$31,355
Operating lease liability - non-current	199,806	70,881
Total operating lease liabilities	$357,265	$102,236

Legal Contingencies

The Company may be subject to claims and assessments from time to time in the ordinary course of business. No material claims have been asserted to date.

MONOPAR THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Overview

We are a clinical-stage biopharmaceutical company with late-stage ALXN1840 for Wilson disease, and radiopharmaceutical programs, including MNPR-101-Zr (Phase 1) for imaging advanced cancers along with MNPR-101-Lu (Phase 1a) and MNPR-101-Ac (late preclinical) for the treatment of advanced cancers. We leverage our scientific and clinical experience to help reduce the risk and accelerate the clinical development of our drug product candidates.

Financial Status

Our cash, cash equivalents and investments as of September 30, 2026, were $129.4 million. As discussed further below and elsewhere in this Quarterly Report, we expect that our current funds will be sufficient at least through March 31, 2028, in order for us to: (1) assemble a regulatory package, complete the rolling submission of the NDA and initiate pre-commercial activities for the in-licensed ALXN1840 investigational drug candidate for Wilson disease; (2) continue to conduct and conclude our first-in-human imaging and dosimetry clinical trial with MNPR-101-Zr, continue to conduct our first-in-human therapeutic clinical trial of MNPR-101-Lu, and advance our preclinical MNPR-101-Ac program into the clinic; and (3) invest in internal R&D projects to expand our radiopharmaceutical pipeline.

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

Our Product Pipeline

ALXN1840 for Wilson Disease

ALXN1840 (tiomolybdate choline) is an investigational once-daily, orally administered drug candidate in development for the treatment of Wilson disease, a rare and progressive genetic condition in which the body’s pathway for removing excess copper is compromised. Over time this excess copper results in the build-up of toxic copper levels in the liver and brain, leading to damage that greatly impacts a patient’s life. Patients can develop a wide range of symptoms, including liver disease and psychiatric or neurological manifestations, such as personality changes, tremors and difficulty walking, swallowing or talking. In some cases, the damage and loss of function may be irreversible. ALXN1840 is a novel small molecule designed to selectively and tightly bind and remove copper from the body’s tissues and blood. ALXN1840 has been granted Orphan Drug Designation for the treatment of Wilson disease in the U.S. and the EU, as well as Fast Track designation from the FDA.

Wilson disease affects around 1 in 30,000 live births in the U.S. There are an estimated 10,000 Wilson disease patients in the U.S., with an estimated 5,000 patients currently diagnosed and being treated with standard of care (“SoC”).

Alexion completed a pivotal Phase 3 clinical trial of Wilson disease patients on ALXN1840, which met its primary endpoint in assessing copper mobilization over 48 weeks, defined as daily mean Area Under the Effect Curve (“AUEC”) for directly measured non-ceruloplasmin-bound copper (“dNCC”). In the trial, 214 patients were enrolled, and the trial was randomized, rater-blinded, and multi-centered, designed to evaluate the efficacy and safety of ALXN1840 versus SoC in patients with Wilson disease aged 12 years and older. Patients taking ALXN1840 experienced rapid copper mobilization, with a response at 4 weeks and sustained through the 48 weeks. The primary endpoint demonstrated three-times greater copper mobilization with ALXN1840 compared to the SoC arm (Least-Squares Mean Difference (“LSM Diff”) 2.18 µmol/L; p< 0.0001), including in patients who had been treated previously with SoC for an average of over 12 years.

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

Following Alexion’s decision, in October 2024, we entered into an exclusive worldwide license for the program and assumed responsibility for all future global development and commercialization activities. On May 7, 2025, we presented data on the long-term efficacy and safety of ALXN1840 at the European Association for the Study of the Liver (EASL) International Liver Congress 2025, a prominent global conference in liver disease. Efficacy data were pooled and analyzed from three clinical trials: Phase 2 WTX101-201, Phase 2 ALXN1840-WD-205, and Phase 3 WTX101-301 (n=255). For safety analysis, data from the Phase 2 ALXN1840-WD-204 trial were also included (n=266). The median treatment duration with ALXN1840 was 961 days (2.63 years) and 943.5 days (2.58 years) for the efficacy and safety datasets, respectively. The data presented highlight the following:

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

On April 19, 2026, at the American Academy of Neurology Annual Meeting (AAN), new analyses were presented from the Phase 3 FoCus trial of ALXN1840 showing greater neurologic benefit versus SoC in Wilson disease patients with neurologic symptoms at baseline, with durable neurologic benefit observed over multiple years of treatment. The data presented highlight the following:

●	In the randomized FoCus trial, analysis of patients with neurologic symptoms at baseline (TMC: n=77; SoC: n=35) demonstrated that treatment with ALXN1840 resulted in both higher rates of improvement and lower rates of worsening, addressing a critical unmet need in the neurologic management of Wilson disease.
–	Clinically meaningful neurologic worsening at Week 48 was observed in 25% of patients treated with SoC vs 9% of ALXN1840-treated patients (p=0.038)
–	Clinically meaningful neurologic improvement at Week 48 was observed in 45% of ALXN1840-treated patients vs 32% on SoC
–	CGI-S improvement from baseline to Week 48 was greater with ALXN1840 vs SoC (61% vs 17%; p=0.008)
–	CGI-I improvement at Week 48 was greater with ALXN1840 vs SoC (47% vs 19%; p=0.003)

●	Durable neurologic benefit in the ALXN1840-treated group continued to increase during long-term follow-up on treatment and was sustained over approximately 3 years.

●	Neurologic benefit was consistent across both treatment-naïve and treatment-experienced patients with neurologic symptoms at baseline, supporting ALXN1840’s potential as a novel treatment option for Wilson disease.

●	ALXN1840 has demonstrated a well-characterized and favorable safety profile across Phase 2 and Phase 3 studies (266 patients; median 2.58 years on treatment; max >8 years), with drug-related SAEs limited to 4.9% of patients — including neurologic SAEs in < 1% — and no treatment-related deaths.

On May 19, 2026, Hepatology Communications published a peer-reviewed manuscript entitled “Effect of Tiomolibdate Choline on Copper Balance in Patients with Wilson Disease: an Open-label Phase 2 Trial.” The publication reported results from the Phase 2 ALXN1840-WD-204 study (NCT04573309) and demonstrated that ALXN1840 produces a rapid, statistically significant, and sustained improvement in daily copper balance in patients with Wilson disease, driven by increased fecal copper excretion. The publication builds on a recently published peer-reviewed Journal of Hepatology Letter to the Editor, which highlighted the importance of comparing outcomes to a pre-treatment baseline to accurately assess the effect of a potential Wilson disease treatment on copper balance. Key findings reported in the publication include:

●	Statistically significant reduction in daily copper balance from baseline, due to increased fecal copper excretion;

●	Cumulative mean change (decrease) from baseline in copper balance of -6.08 mg over 21 days (95% CI: -10.18 mg to -1.98 mg);

●	Mean daily copper balance change from baseline of -0.37 mg (p=0.005) during the 15 mg/day treatment period and -0.29 mg (p=0.023) through the overall study period;

●	Approximately 50% increase in the daily fecal copper output-to-intake ratio compared to baseline (p=0.041);

●	Immediate increases in plasma total copper and directly measured non-ceruloplasmin-bound copper (dNCC), consistent with copper mobilization and formation of stable albumin tripartite complexes (ATCs) consisting of copper, ALXN1840, and albumin; and

●	ALXN1840 was generally well tolerated; no serious adverse events were reported.

Notably, the observed improvements in copper balance and copper mobilization occurred in a Wilson disease patient population with a mean duration of 16 years on SoC, suggesting that despite years of treatment with currently available therapies, patients present with a considerable amount of residual copper in the body that ALXN1840 is able to mobilize and eliminate. This finding is consistent with data from the completed 48-week Phase 3 trial, in which ALXN1840 demonstrated superior copper mobilization compared to SoC even in patients with a mean prior SoC treatment duration of over 12 years.

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

We announced on July 22, 2026, that we have initiated a rolling submission of our NDA for ALXN1840. As of the date of this report, we anticipate completing the submission within the next several weeks. There can be no assurance that, following completion of the rolling submission, the FDA will accept the NDA for filing or that the NDA will ultimately be approved.

On November 5, 2026, we presented a poster at the American Association for the Study of Liver Diseases (AASLD) – The Liver Meeting® 2026 reporting neutral molybdenum balance and lack of molybdenum toxicity in subjects treated with ALXN1840, with serum uric acid remaining within normal limits over six years of treatment. These findings are consistent with ALXN1840’s known albumin tripartite complex (ATC) mechanism and provide further evidence supporting its long-term safety profile.

Additionally, On November 8, 2026, we presented baseline findings from the Phase 3 FoCus study of ALXN1840, characterizing residual disease burden in treatment-experienced patients with Wilson disease at AASLD. Key findings included:

●	Hepatic, neurologic, and psychiatric disease burden was common in both treatment-experienced and treatment-naïve patients at baseline: cirrhosis in 39% and 30%, neurologic symptoms in 79% and 83%, and psychiatric symptoms in 75% and 70%, respectively;

●	Nearly three-quarters (73%) of evaluable patients had at least two of the following at baseline: cirrhosis, neurologic symptoms, or psychiatric symptoms;

●	Fewer than half (47%) of treatment-experienced patients were within the guideline-recommended copper target range at baseline; and

●	Nearly a third (31%) of patients receiving standard-of-care therapy for more than 12 months had 24-hour urinary copper excretion above the guideline-recommended copper target range.

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

Our Strategy

Our management team has extensive experience in developing therapeutics and medical technologies through global regulatory approval and commercialization. In aggregate, companies they co-founded have achieved four drug approvals and three diagnostic medical imaging device approvals in the U.S. and the EU, successfully sold an asset developed by management which subsequently had a positive Phase 3 clinical trial, sold two oncology-focused diagnostic imaging businesses to Fortune Global 1000 firms, and completed the clinical and commercial development and ultimately the sale of a commercial biopharmaceutical company for $800 million in cash. In addition, the team has supported multiple regulatory submissions with the FDA and European Medicines Agency (“EMA”) and launched multiple drugs in the U.S. and the EU. Understanding the preclinical, clinical, regulatory and commercial development processes and hurdles is a key factor in successful drug development, and the expertise demonstrated by our management team across all of these areas increases the probability of success in advancing the product candidates in our product pipeline. Our strategic goal is to acquire, develop, and commercialize innovative treatments for patients with unmet medical needs. Key elements of our strategy to achieve this goal are to:

●	Assemble a regulatory package for ALXN1840 to complete the rolling NDA submission. We are assembling a regulatory package to support an NDA approval for ALXN1840 in Wilson disease patients.

●	Advance the development of MNPR-101 for radiopharmaceutical use as a therapeutic as well as a diagnostic imaging agent. Based on promising preclinical data from our imaging and efficacy animal model studies in multiple cancers including triple-negative breast and pancreatic cancers, and human clinical data from our MNPR-101-Zr Phase 1 clinical trial validating the tumor-targeting ability of MNPR-101, we have dedicated resources and funds toward the development of our radiopharmaceutical programs. We have two open and active human clinical trials for our MNPR-101 radiopharmaceutical program: a Phase 1 imaging and dosimetry clinical trial of MNPR-101-Zr in patients with advanced cancers; and a Phase 1a therapeutic clinical trial of MNPR-101-Lu in patients with advanced cancers. In addition, we are continuing our preclinical development of MNPR-101-Ac, using the alpha-emitter actinium-225 conjugated to MNPR-101.

●	Expand our drug development pipeline through internal efforts, in-licensing and acquisition of product candidates. We plan to continue the expansion of our drug development pipeline through internal research and development, as well as by potentially acquiring or in-licensing additional product candidates, particularly those that leverage existing scientific and clinical data to help reduce the risks of the next steps in clinical development. The focus on this front will include identifying both novel and established targets and candidates that complement our radiopharmaceutical and rare disease programs.

●	Utilize the expertise and prior experience of our team in the areas of asset acquisition, drug development and commercialization to establish ourselves as a leading biopharmaceutical company. Our senior executive team has relevant experience in biopharmaceutical in-licensing and acquisitions, as well as in developing product candidates through approval and commercialization. In aggregate, our team has co-founded BioMarin Pharmaceutical (Nasdaq: BMRN), Sensant Corp. (acquired by Siemens), American BioOptics (assets acquired by Olympus), Raptor Pharmaceuticals ($800 million sale to Horizon Therapeutics; Horizon was subsequently acquired by Amgen), and Wilson Therapeutics (acquired by Alexion in June 2018 for $764 million; Alexion was subsequently acquired by AstraZeneca). In October 2024, we in-licensed ALXN1840 from Alexion, AstraZeneca Rare Disease, and are pursuing regulatory approval and, if successful, commercialization of this late-stage drug candidate for Wilson disease.

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

Recently Issued and Adopted Accounting Pronouncements

Three accounting pronouncements, detailed in Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, are under consideration for adoption as of September 30, 2026.

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

Clinical Trials Accruals

We accrue and expense the costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations, service providers, and clinical trial sites. We estimate the amounts to accrue based upon discussions with internal clinical personnel and external service providers as to the progress or stage of completion of trials or services and the agreed-upon fee to be paid for such services. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as R&D expenses. Clinical trial site costs related to patient screening and enrollment are accrued as patients are screened/entered into the trial.

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

Stock-based compensation costs for stock awards granted to our employees, non-employee directors and consultants are based on the fair value of the underlying instruments calculated using the Black-Scholes option-pricing model on the date of grant for stock options and using the closing stock price on the date of grant for RSUs and recognized as an expense on a straight-line basis. Determining the appropriate fair value model and related assumptions requires judgment, including selecting methods for estimating our future stock price volatility and expected holding term. During the nine months ended September 30, 2026, we granted 2,000 options to purchase shares of our common stock to a consultant, 1,284 options to purchase shares of our common stock to non-employee directors, 48,728 options to purchase shares of our common stock to officers, and 104,800 options to purchase shares of our common stock to non-officer employees. The expected stock price volatility is based on an analysis of the Company’s stock price history over a period commensurate with the expected term of the options, trading volume of the Company’s stock, look-back volatilities and Company-specific events that affected volatility in a prior period. Forfeitures only include actual forfeitures to date as the Company accounts for forfeitures as they occur due to a limited history of forfeitures. The expected term for options granted to date is estimated using the simplified method. We have not paid dividends and do not anticipate paying a cash dividend in future vesting periods and, accordingly, use an expected dividend yield of zero. The risk-free interest rate is based on the rate of U.S. Treasury securities with maturities consistent with the estimated expected term of the awards.

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

Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance, or when the conditions for equity classification are met, and are not remeasured. We will assess whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Liability-classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the condensed consolidated statements of operations and comprehensive income (loss). In accordance with GAAP, and through the application of professional judgment, we conclude on the appropriate classification of warrants as either liability or equity. The pre-funded warrants issued in 2024 and in 2025 met the equity classification criteria and are recorded in additional paid-in capital as permanent equity.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following table summarizes the results of our operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	(Unaudited)			(Unaudited)
(in thousands)*	2026	2025	Variance	2026	2025	Variance
Research and development expenses	$4,437	$2,590	$1,847	$12,691	$5,963	$6,727
General and administrative expenses	3,031	1,503	1,528	6,647	4,586	2,061
Total operating expenses	7,468	4,093	3,375	19,338	10,549	8,789
Operating income (loss)	(7,468)	(4,093)	(3,375)	(19,338)	(10,549)	(8,789)
Other income (loss)	—	—	—	32	—	32
Interest income (loss)	1,271	655	616	3,903	2,033	1,870
Net income (loss)	$(6,196)	$(3,438)	$(2,759)	$(15,403)	$(8,516)	$(6,887)

*Amounts may not sum due to rounding.

Research and Development (“R&D”) Expenses

R&D expenses for the three months ended September 30, 2026, were $4,436,543 compared to $2,589,749 for the three months ended September 30, 2025. This represents an increase of $1,846,794 primarily attributed to (1) a $1,772,461 increase in R&D contractor and consulting expenses, (2) a $909,699 increase in R&D personnel expenses including stock-based compensation, (3) a decrease of $709,250 in manufacturing activities related to ALXN1840, and (4) a net decrease of $126,116 in other R&D expenses.

R&D expenses for the nine months ended September 30, 2026, were $12,690,621 compared to $5,963,124 for the nine months ended September 30, 2025. This represents an increase of $6,727,497 primarily attributed to (1) a $4,625,283 increase in R&D contractor and consulting expenses, (2) a $2,430,520 increase in R&D personnel expenses including stock-based compensation, and (3) a net $328,306 decrease in manufacturing activities related to ALXN1840 and other R&D expenses.

General and Administrative (“G&A”) Expenses

G&A expenses for the three months ended September 30, 2026, were $3,031,302 compared to $1,503,326 for the three months ended September 30, 2025. This represents an increase of $1,527,976 primarily attributed to (1) a $973,753 increase in G&A personnel expenses including stock-based compensation, (2) a $353,963 increase in G&A contractor and consulting expenses, and (3) a net increase of $200,260 in other G&A expenses.

G&A expenses for the nine months ended September 30, 2026, were $6,647,140 compared to $4,586,063 for the nine months ended September 30, 2025. This represents an increase of $2,061,077 primarily attributed to (1) a $1,005,940 increase in G&A personnel expenses including stock-based compensation, (2) a $640,265 increase in G&A contractor and consulting expenses, and (3) a net increase of $414,872 in other G&A expenses.

Other Income (loss)

Other income for the nine months ended September 30, 2026, was $32,158; there was no other income for the nine months ended September 30, 2025. The increase is primarily attributable to an adjustment to a vendor invoice recognized during 2026.

Interest Income (loss)

Interest income for the three months ended September 30, 2026, was $1,271,370 compared to $655,473 for the three months ended September 30, 2025. The increase is attributed to interest earned on U.S. Treasury securities and commercial paper and to higher bank balances in 2026 due to the net proceeds of approximately $91.9 million from the September 2025 capital raise.

Interest income for the nine months ended September 30, 2026, was $3,902,778 compared to $2,033,087 for the nine months ended September 30, 2025. The increase is attributed to interest earned on U.S. Treasury securities and commercial paper and to higher bank balances in 2026 due to the net proceeds of approximately $91.9 million from the September 2025 capital raise.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses and cumulative negative cash flows from operations since we commenced operations, resulting in an accumulated deficit of approximately $104.9 million as of September 30, 2026. We anticipate that we will continue to incur losses for the foreseeable future. We expect that our R&D and G&A expenses will increase to enable the execution of our strategic plan, including our ALXN1840 pre-commercial activities and, if approved, commercialization activities. We anticipate that the available funds as of October 31, 2026, will fund our planned operations at least through March 31, 2028. We will seek to obtain needed capital through a variety of methods, including but not limited to the sale of our common stock, debt financing, strategic partnerships or other sources of capital at our disposal.

We invest our cash equivalents in money market accounts, U.S. Treasury securities and commercial paper. Our investments consist of U.S. Treasury and commercial paper securities with original maturities of greater than three months and up to twelve months.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	(Unaudited)
(in thousands)	2026	2025	Variance
Net cash provided by (used in) operating activities	$(12,896)	$(9,146)	$(3,750)
Net cash provided by (used in) investing activities	3,994	(1,265)	5,259
Net cash provided by (used in) financing activities	(261)	92,274	(92,535)
Effect of exchange rates	(36)	(2)	(34)
Net increase (decrease) in cash and cash equivalents	$(9,199)	$81,861	$(91,060)

During the nine months ended September 30, 2026 and 2025, we had a net cash outflow of $9,199,190 and a net cash inflow of $81,861,071, respectively. The net change in cash and cash equivalents for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily consisted of (1) a decrease in cash flow provided by financing activities of $92,535,058 due to the net proceeds of approximately $91.9 million, after deducting underwriting discounts and commissions but before offering expenses, from the September 2025 capital raise and Share Repurchase, (2) an increase in net cash used in operating activities of $3,750,196 primarily due to higher personnel, contractor and consulting expenses, partially offset by (3) an increase in cash inflow provided by investing activities of $5,258,921, which is primarily due to increased investment activity following the $91.9 million in net proceeds from the September 2025 capital raise.

Cash Flow Provided by (Used in) Operating Activities

The increase of $3,750,196 in cash flow used in operating activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by higher personnel, contractor and consulting expenses in the current reporting period, partially offset by the absence of the $3.0 million payment to Alexion for in-process research and development made in January 2025.

Cash Flow Provided by (Used in) Investing Activities

The increase of $5,258,921 in cash flow provided by investing activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily a result of an increase in net investment in U.S. Treasury securities and commercial paper maturing and/or invested in during the periods reported.

Cash Flow Provided by (Used in) Financing Activities

The decrease of $92,535,058 in cash flow provided by financing activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to the net proceeds of approximately $91.9 million from the September 2025 capital raise and Share Repurchase.

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

●

identify and potentially invent or in-license novel targets and drug candidates complementing our radiopharmaceutical and rare disease programs, and pursue the future preclinical and clinical development and regulatory requirements of such drug product candidates;

●	seek regulatory approvals for any of our current and future drug product candidates that successfully complete registration clinical trials;

●	establish or purchase the services of a sales, marketing and distribution infrastructure to commercialize any products for which we obtain marketing approval;

●

develop or contract for manufacturing/quality capabilities or establish a reliable, high-quality supply chain sufficient to support our clinical requirements and to provide sufficient capacity to launch and supply the market for any product for which we obtain marketing approval; and

●

add or contract for required operational, financial and management information systems and capabilities and other specialized expert personnel to support our drug product candidate development, pre-commercial and planned commercialization efforts.

We anticipate that the funds available as of October 31, 2026, will fund our obligations at least through March 31, 2028. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development and commercialization of our drug product candidates, and the extent to which we enter into collaborations with third parties to participate in the development and commercialization of our drug product candidates, we are unable to accurately estimate with high reliability the amounts and timing required for increased capital outlays and operating expenditures associated with our current and anticipated drug product candidate development programs.

Our future capital requirements will depend on many factors, including:

●	the development program for ALXN1840 in Wilson disease and, if it is approved, commercialization efforts;

●	the clinical development progress of MNPR-101-Zr in imaging advanced cancers;

●	the clinical development progress of MNPR-101-Lu as a therapeutic agent in advanced cancers;

●	the progress of preclinical and clinical development of MNPR-101-Ac;

●	the progress of preclinical activities towards identifying novel targets and candidates to complement our radiopharmaceutical and rare disease programs;

●	the number and characteristics of other drug product candidates that we may invent, in-license, acquire, or otherwise pursue;

●	the costs, timing and outcomes of seeking, obtaining, and maintaining FDA, Therapeutic Goods Administration (“TGA”) and other international regulatory approvals;

●	the scope, progress, timing, cost and results of research, preclinical development and clinical trials and regulatory requirements for future drug product candidates;

●	the costs associated with establishing or contracting for manufacturing/quality requirements and establishing or contracting for sales, marketing and distribution capabilities;

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

●

the economic and other terms, timing and success of our existing collaboration and licensing arrangements and any collaboration, licensing or other arrangements into which we may enter in the future, including the timing of any license, milestone or royalty payments we receive or make to others under these arrangements.

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

Additionally, we are obligated to pay Alexion milestone payments of up to $94.0 million for the achievement of regulatory approval and sales-related milestones. In addition, we are obligated to pay tiered royalties based on net sales at rates falling within a range of 10% to 20%. As of September 30, 2026, no milestone or royalty payments have been made under the License Agreement. We have also given Alexion the right of first negotiation regarding any rights should we intend to sublicense ALXN1840. Furthermore, we will have to pay Alexion a percentage in the range of 35% to 45% of any sublicensing income received by us. As part of this License Agreement, we have assumed an agreement from Alexion, under which we will also owe a third party a cash milestone payment in the single-digit millions upon regulatory approval in Europe and a single-digit percentage royalty on net sales in Europe.

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

XOMA Ltd.

To humanize our MNPR-101 antibody, we have taken a non-exclusive license to XOMA (US) LLC’s humanization technology and know-how. Humanization involves replacing most of the non-critical parts of the mouse sequence of an antibody with the human sequence to minimize the ability of the human immune system to recognize this antibody as foreign. As such, MNPR-101 has been engineered to be 95% human sequence using the XOMA technology. Under the terms of the non-exclusive license with XOMA Ltd., we are to make payments to XOMA Ltd. upon the achievement of certain clinical, regulatory and sales milestones, potentially totaling up to $14.925 million. The agreement does not require the payment of sales royalties. As of October 31, 2026, we had not reached any milestones and had not been required to pay XOMA Ltd. any funds under this license agreement. The first milestone payment is payable upon first dosing of a human patient in a Phase 2 clinical trial. We are currently conducting Phase 1 clinical trials and cannot reliably predict when we will be able to commence a Phase 2 clinical trial, if at all.

Service Providers

In the normal course of business, we contract with service providers to assist in the performance of R&D, including drug product manufacturing, process development, clinical and preclinical development, and G&A including financial strategy, audit, tax, pre-commercial and legal support. We can elect to discontinue the work under these agreements at any time. We could also enter into collaborative research and development, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and/or long-term commitments of cash.

Office Lease

We entered into a 36-month lease that commenced on April 1, 2025, for our executive headquarters at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $3,580. On November 1, 2025, we entered into an additional 36-month lease for additional office space at the same location at a monthly rate of $5,002, which replaced a previous month-to-month arrangement for that space. Additionally, on March 22, 2026, we entered into a one-year lease commencing January 16, 2026, for a small wet laboratory space and certain equipment at the Helix 51 Bioscience Incubator at The Rosalind Franklin University of Medicine and Science in North Chicago, Illinois, at a rate of $875 per month. On June 11, 2026, we entered into an additional lease for Suite 100 at 1000 Skokie Blvd in the Village of Wilmette, Illinois, at a monthly rate of $5,592. The lease commenced on September 1, 2026, upon delivery of the space following substantial completion of the agreed-upon improvements, with 34 months remaining under the original 36-month lease.

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

In accordance with our Second Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the indemnification agreements entered into with each officer and non-employee director, we have indemnification obligations to our officers and non-employee directors for certain events or occurrences, subject to certain limits, while they are serving at our request in such capacities. There have been no claims to date.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have provided certifications filed as Exhibits 31.1 and 31.2, respectively, and a certification furnished as Exhibit 32.1. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by those certifications.

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of such date, were effective.

(b) Changes in Internal Control over Financial Reporting

We have concluded that the condensed consolidated financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and comprehensive income (loss) and cash flows as of, and for, the periods presented.

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in information regarding our risk factors as described in Part I Item 1A of our Annual Report on Form 10-K, as amended, filed with the SEC on March 27, 2026.

Item 5. Other Information

During the quarter ended September 30, 2026, no non-employee director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MONOPAR THERAPEUTICS INC.

Dated: November 12, 2026	By:	/s/ Chandler D. Robinson
	Name:	Chandler D. Robinson
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

MONOPAR THERAPEUTICS INC.

Dated: November 12, 2026	By:	/s/ Quan Vu
	Name:	Quan Vu
	Title:	Chief Financial Officer (Principal Financial Officer)